Form 10-Q/A
period 1996-09-30
DIGIMEDIA USA INC
filed 1997-05-21
CIK 925376

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C, 20549

FORM 1O-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996.

Commission File No. 0-25276


DIGIMEDIA USA, INC.
(Exact name of small business issuer in its charter)



    Nevada                    .
                   88-0320364
 (State or other jurisdiction of
             (I.R.S. Employer
incorporation or organization)
        Identification No.)

2454 NE 13th Ave., Fort Lauderdale, FL.  33305
( Address of principal executive offices)



(954) 565-8726
(Issuer's telephone number)



Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


Yes____  No__X__

The number of shares of issuer's Common Stock outstanding as of September 30, 1996 was
8,286,166.

Item 2.  Management's Discussion and Analysis of Financial Condition and
Results of
Operation.

Results of Operations

The Company recorded no revenue for the three month period.

Liquidity and Capital Resources

The Company recorded an increase in current assets of approximately 1.6% from $219,676 for stub period, 1995 to $223,371 on September 30, 1996. Total liabilities were reduced by approximately 22% from $123,171 to $95,618 over the same period.

The Company believes that, in addition to its anticipated cash flow from operations, additional financing is necessary to fund its working capital needs.


PART II - OTHER INFORMATION
Item I. Legal Proceedings.

A former consultant to the Company brought an action relating to $8,000 claimed to be due from the Company. This matter has been settled.

Another former consultant to the Company brought an action relating to dismissal and monies claimed. This matter has been settled.






Item 5. Other Information.

In June of this year, the Company announced the signing of letters of intent to acquire two private security companies with revenues in excess of $60 million.








SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



DigiMedia USA, Inc.
                                                      (Registrant)



Date:
                                ________________
                                                      Gene Farmer
                                                      Vice-President





























    WANT & ENDER, CPA, P. C.

    CERTIFIED PUBLIC ACCOUNTANTS
                                        37 East 28th Street, 8th Floor

                                                  New York, NY 10016
    MARTIN ENDER, CPA
                            Telephone (212) 684-2414
    STANLEY Z. WANT, CPA, CFP
                      Fax (212) 684-5433




To the Stockholders' and Board of Directors of:

DIGIMEDIA USA, INC.
2454 NE 13TH AVENUE
FT LAUDERDALE,, FL 33305



We have compiled the accompanying balance sheet of DIGIMEDIA USA, INC, as of September 30, 1996 and the related income statement for the nine months then ended, in accordance with Statements on Standards for Accounting & Review Services issued by the American Institute of Certified Public Accountants,

A compilation is limited to presenting, in the form of financial statements, information that is the representation of management. We have not audited or reviewed the accompanying financial statements and, accordingly, do not express an opinion or any other form of assurance on them.

Management has elected to omit substantially all of the disclosures and the statement of cash flows required by generally accepted accounting principles, If the omitted disclosures and statement of cash flows were included in the financial statements, they might influence the user's conclusions about the Company's financial position, results of its operations and changes in cash flows. Accordingly, these statements are not designed for those who are not informed about such matters,






Want & Ender CPA, P,C.
Certified Public Accountants

New York, NY
November 14, 1996



DIGINEDIA USA, INC*
(FORMERLY INTERNATIONAL TRAINING & EDUCATION CORP*)
Balance Sheet




         Current Year   Prior Year 1
         Sep, 30, 1996  Dec, 31, 1995
         (Unaudited)


                   Assets

    Current Assets

    Cash - Checking
              $           3,144                             108
    Accounts Receivable 54,256    54,256

    Total Current Assets     57,400    54,364

    Fixed Assets

    Office Equipment    127,828   127,828
    Acc Depr Office Eqpt
         (           48,930)                      (48,930)
    Furniture And Fixtures   25,052    24,393
    Acc Depr Furn And Fixt
       (           11,275)                  (11,275)

    Total Fixed Assets  92,675    92,016

    Other Assets

    organization Costs  52,668    52,668
    Copyright (Net)
                (         30,087                      (30,087)
    Acc Amort Org Costs 10,534)   10,534)
    Security Deposits   1,075     1,075

    Total other Assets  73,296    73,296


    Total Assets   $223,371  $ 219,676







See Accountants' Compilation Report


                                    Current Year Prior Year 1
         Sep. 30, 1996  Dec, 31, 1995
         (Unaudited)

Liabilities


    Current Liabilities
    Accounts Payable    $26,675   $26,675
    Accr Expenses  52,276    63,222
    Notes Payable Offcr 0    16,607

    Total current Liabilities     78,951    l06,504

    Long Term Liabilities

    Morts,Notes,Bonds>l Yr   16,667    16,667

    Total Long Term Liabilities        16, 667   16,667


    Total Liabilities   95,618    123,171

    Stockholders' Equity

    Common Stock   556  378
    Convertible Preferred    37,683    37,861
    Addtl Paid In Capital    l,4l7,7O3 l,303,7l2
                Retained Earnings - Un Ap
                    (   1,328,189)                    (1,245,446)



          Total Equity  127,753   96,505


    Total Liabilities & Equity    $ 223,371 $ 219,676




See Accountants' Compilation Report


DIGIMEDIA USA, INC.
(FORMERLY INTERNATIONAL TRAINING & EDUCATION CORP.)
Statement of Operation


                         3 Months Ended                    9 Months Ended
    Sept 30        Sept 30
    1996                 1995                       1995             1996




Revenues                                                              $     0
                  $     0                   12,400                  48,198



    Operating Expenses:
    Video Production    10,928    13,316    36,598    240,295
    Marketing 13,216    89   130,660   41,721
    General & Administrative 32,874    8,974     44,884    33i,847
    Interest          0 0    0    200

    Total Operating Expenses 57,Ol8    22,379    95,142            63,063

    Net Profit/(Loss)                                          ($     57,018)
     ($       22,379)                 ($    82,742)               ($      14,865
)





See Accountants' Compilation Report