Form 10KSB
period 1996-12-31
ALGORHYTHM TECHNOLOGIES CORP /FL/
filed 1997-08-18
CIK 925376

Washington, D.C. 20549

                                   FORM 10-KSB

    ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
                1934 FOR THE FISCAL YEAR ENDED DECEMBER 31,1996.

                           Commission File No. 0-25276


                               DIGIMEDIA USA, INC.
                               -------------------
              (Exact name of small business issuer in its charter)

             Nevada                                          88-0320364
             ------                                          ----------
  (State or other jurisdiction of                        (I.R.S. Employer
   incorporation or organization)                        Identification No.)


                             2454 N.E. 13th Avenue,
                            Fort Lauderdale, FL 33305
                            -------------------------
                    (Address of principal executive offices)

                                 (954) 565-8726
                                 --------------
                           (Issuer's telephone number)

                    International Training & Education Corp.
        100 West Cypress Creek Road, Suite 635, Fort Lauderdale, FL 33309
        -----------------------------------------------------------------
      (Former name, former address and former fiscal year, if changed since last report)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                            Yes  X   No
                                ---      ---

The number of shares of issuer's Common Stock outstanding as of December 31, 1996 was 12,056,225.

    WANT & ENDER, CPA, P. C.
________________________________________________________________________________

CERTIFIED PUBLIC ACCOUNTANTS
                                                   37 East 28th Street 8th Floor
                                                   New York, NY l0016
MARTIN ENDER, CPA                                  Telephone (212) 684-2414
STANLEY Z. WANT, CPA, CFP                          Fax (212) 584-5433

                          Independent Auditor's Report
                          ----------------------------

To the Shareholders and Board of Directors:
DigiMedia USA, Inc.

We have audited the accompanying balance sheet of DIGIMEDIA USA, INC., as at December 31, 1996 and 1995, the related statements of income and cash flows for the years then ended. These financial statements are the responsibility of the company's Management, our responsibility is to express an opinion on these financial statements based on our audit.

We lave conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit also includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of DIGIMEDIA USA, INC. as at December 31, 1996 and 1995, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

The Company is in the development stage. Recovery of the Company's assets is dependent upon future events, the outcome of which is uncertain. In addition, successful completion of this Company's development program and its transition, ultimately, to attaining profitable operations dependent upon obtaining adequate financing to fulfill its development activities and achieving a level of revenue adequate to support the Company's cost structure. The accompanying financial statements have been prepared assuming that the company will continue as a going concern.




Martin Ender, CPA
Want & Ender CPA, P.C.
Certified Public Accountants

New York, NY
April 21, 1997

                               DIGIMEDIA USA, INC.
               (FORMERLY 1NTERNAT10NAL TRAINING & EDUCATION CORP.)
                                  Balance Sheet
                             As At December 31, 1996



                                                   Current Year    Prior Year 1
                                                    12-31-96         12-31-95
                                                    --------         --------


                                     Assets

  Current Assets

   Cash - Checking                                 $  32,079          $     108
   Accounts Receivable                                57,400            (35,744)
                                                   ---------          ---------

  Total Current Assets:                               89,479            (35,636)
                                                   ---------          ---------
  Fixed Assets

   Office Equipment                                   98,623            233,605
   Acc Depr Office Eqpt                              (59,790)           (48,930)
   Furniture And Fixtures                             25,052             24,456
   Acc Depr Furn And Fixt                            (16,201)           (11,275)
   Leasehold Improvements                                  0             93,603
   Acc Depr Leasehold Impr                                 0                  0
    Copyright (net)                                   32,276             32,276
   Accu. Amortization copy                            (4,298)            (2,149)
                                                   ---------          ---------
  Total Fixed Assets:                                 79,622            321,335
                                                   ---------          ---------
Other Assets

  Organization Costs                                  52,568              2,668
  Acc Amort Org Costs                                (21,068)           (10,534)
  Security Deposits                                    1,075              1,075
                                                   ---------          ---------
Total Other Assets:                                   32,675             (6,791
                                                   ---------          ---------


Total Assets:                                      $ 197,776            278,903
                                                   =========          =========

                               DIGIMEDIA USA, INC.
          (FORMERLY KNOWN AS INTERNATIONAL TRAINING & EDUCATION CORP.)
                                  Balance sheet
                             As At December 31, 1996


                                                     Current Year   Prior Year 1
                                                       12-31-96        12-31-95
                                                       --------        --------

                        Liabilities & Stockholders Equity

  Current Liabilities

      Accounts Payable                              $    26,675          26,675
      Notes Payable offcr                                     0          13,657
      Stock subs Payable                                      0         364,000
      Notes Payable stock                                     0          50,000
      Capital Lease - Current                                 0           6,279
      Accr Expenses                                      52,276          66,172
                                                    -----------     -----------

 Total Current Liabilities:                              78,951         526,783

 Long Term Liabilities:

    Mortg,notes,bonds - 1 Yr                             16,667          26,667
    Capital Lease - Long Term                                 0          32,953
                                                    -----------     -----------

Total Long Term Liabilities:                             16,667          79,620
                                                    -----------     -----------

Total Liabilities:                                      (95,618)       (606,403)
                                                    -----------     -----------
Stockholders' Equity

Convertible Preferred Stock, 0.001 Par Value
  12%, Cumulative, Authorized 3,000 shares
  Issued and Outstanding 96.50
  Liquidation and redemption value of
  $1,000 Plus Unpaid and
  Accumulated Dividends                                  37,683          37,861

  Common Stock, $ .00067 Par value
  Authorized 75,000,000 shares
  Issued and Outstanding 12,356,225                         556             378
  Addtl Paid in Capital                               1,457,703         879,712
  Retained Earnings - Un Ap                          (1,393,784)     (1,245,446)
                                                    -----------     -----------

  Total Equity:                                         102,158         327,495
                                                    -----------     -----------


  Total Liabilities & Equity:                       $   197,774         278,908
                                                    ===========     ===========

                               DIGIMEDIA USA, INC.
                             Statement of Cash Flows
                     For the Period Ended December 31, 1996


                                                     Current Year     Prior Year
                                                       12-31-96        12-31-95
                                                       --------        --------

Cash Flows from Operating Activities
  Net Income                                           ($148,338)     ($ 38,209)
  Adjustments to Reconcile Net Income
      to net Cash Provided by
      Operating Activities:
      Depreciation and Amortization                       28,448         38,382
      (Increase) Decrease in Accs Rec                     (3,144)       (53,906)
      (Increase) Decrease in Prepaid Exp                       0          9,4l0
      (Increase) Decrease in Other Assets                      0         11,918
      Increase (Decrease) in Accs Payables                     0        (10,325)
      Increase (Decrease) in Current Liabs               (27,553)      (430,294)
                                                       ---------      ---------

  Total Adjustments                                       (2,229)     (434,8l5)
                                                       ---------      ---------
  Net Cash Provided (Used) By
        Operating Activities                           ( $150,567)     (473,026)
                                                       ---------      ---------

Cash Flows from Investing Activities
    Cash Proceeds from the Sale of Property               26,546        223,093
    Deferred Organizational Cost;                              0        (50,000)
                                                       ---------      ---------
Net Cash Provided (Used) By
         Investing Activities                             28,546        173,093
                                                       ---------      ---------

Cash Flows from Financing Activities
    Proceeds from issuance of Long Term Debt                   0         16,667
    Capital Lease - Long Term                                  0        (52,953)
    Proceeds from Issuance of Common Stock                   178              0
    Issue of Convertible Preferred Stock                    (178)             0
    Increase In Additional Paid in Capital               153,991        338,300
                                                       ---------      ---------
Net Cash Provided (Used) By Financing
       Activities                                        153,991        302,9l4
                                                       ---------      ---------

Net Increase (Decrease) in Cash                           31,970          2,083
    Cash at Beginning of Period                              108         (1,974)
                                                       ---------      ---------
Cash at End of Period                                  $  32,878      $     109
                                                       =========      =========

                               DIGIMEDIA USA INC.
              ( FORMERLY INTERNATIONAL TRAINING & EDUCATION CORP-)
                                Income Statement
                      For the Year Ended December, 31, 1996


                                                Year to Date       Prior  Year 1
                                                   12-31-96           12-31-95
                                                   --------           --------

  Revenues
    Sales                                              17,400             2,345
    Sales Returns & Allowance                               0            45,000
    Dividend Income                                         0              (698)
    Miscellaneous Income                                    0             1,396
                                                    ---------         ---------

Total Revenues                                         17,400            51,043

Expenses
    Video Production                                   52,313                 0
    Research & Development                                  0            24,295
    Marketing                                               0             4,721
    General & Administrative                           11,894             7,368
    Utilities                                             985                 0
    Legal Fees                                         25,893             1,402
    Professional Fees                                  10,625             3,150
    Rent                                                6,960             4,250
    Telephone Expenses                                  6,074             1,923
    Office Expenses                                     1,217               651
    Office Supplies                                     3,446               437
    Postage Expenses                                    2,186               182
    Messenger Service                                   l,318                 0
    Bank and Finance Charges                            1,066                73
    Stock Transfer Fees                                   506                 0
    Advertising & Promotion                            13,640                 0
    License and Permits                                   935               198
    Outside Contracting                                   776                 0
    Interest                                                0               200
    Depreciation                                       36,485            25,699
    Amortization                                       12,683            12,683
    FUI and SUI                                             0                35
    Federal Corp Tax                                        0             1,985
    Preferred Dividend                                      2                 0
                                                    ---------         ---------

Total Expenses                                        165,738            89,252
                                                    ---------         ---------

Net Income (Loss)                                   ($148,338)        ($ 38,209)
                                                    =========         =========

                               DigiMedia USA, Inc.
           (formerly known as International Training & Education Corp)
                          Notes to Financial Statements
                                December 31, 1996

Note  I - BACKGROUND

DigiMedia USA, Inc. (the "Company", formerly known as International Training & Education Corp., a Nevada corporation, was formed in 1991 as the National Institute of Liability, Inc., a Florida corporation. In June of 1994, the Company merged with Sunwest Industries, Inc., a publicly-held Utah corporation. Sunwest was inactive with no significant assets, liabilities or operations. Pursuant to the merger, Sunwest changed its name to International Training & Education Corp., and further amended its Articles of Incorporation to reflect a recapitalization. In June of 1994, the Company merged into a newly formed Nevada corporation with the same number of authorized shares of Common and Preferred Stock as the Utah corporation. As of February 1996, the name of the Company was changed to DigiMedia USA, Inc.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Revenue Recognition
-------------------

Revenue from contracts are recognized at the time the products are delivered and services are rendered and accepted by the customer. Prospective losses on contracts are provided for when they become known.

Property and Depreciation
-------------------------

Property and equipment are recorded at cost. Depreciation is provided for using the straight-line method over the estimated useful life of the assets which range from five to seven years. Expenditures for maintenance and repairs are charged to income as Expenditures for maintenance and repairs and charged to income as incurred. Major expenditures for betterments and renewals are capitalized. The carrying amounts of asses sold or retired and related accumulated depreciation are eliminated in the year of disposal and the resulting gains and losses are included in income.

Loss Per Share
--------------

Loss per share is calculated by dividing net loss by the weighted average Common shares outstanding during each period. Common stock equivalents are not included as their effect is anti-dilutive.

Income Taxes
------------

Certain income and expense items are accounted for differently for financial reporting purposes and for income tax purposes. Deferred taxes in recognition of timing differences are not reflected in the financial statements as the Company has operating loss carryforwards.

Statement of Cash Flows
-----------------------

For purposes of the statements of cash flows, the Company generally considers all highly liquid securities with a maturity or redemption option of three months or less, to be cash equivalents. The Company has not paid any income taxes due to losses in each year.

NOTE 3 - LONG-TERM DEBT

There is a note in the amount of $16, 667 payable to one investor.

NOTE 4 - CAPITAL STOCK
----------------------

In February 1996, in conjunction with the name of the Company being changed to Digimedia USA, Inc., the Articles of Incorporation were amended to increase the authorized shares of Common Stock to 75,000,000.shares.

In May, 1994, the Company offered in a private placement 300 Units each consisting of (1) 10 shares of Preferred Stock, (11) 2,874 shares of Common Stock, and (iii) 5 Warrants, each of which entities the holder, for a period of two years from the initial issuance date, to purchase 575 shares of Common Stock at a price of $1.50 per share.

The Preferred Stock calls for the payment of a cumulative dividend at the rate of $120 per share per annum, when and as declared by the Board of Directors, payable quarterly. Each share of Preferred is convertible 'into 287 shares of Common Stock ($3.52 per share). The Preferred is redeemable in whole or in part, at the options of the holder, at a price of $1,000 per share plus accrued cumulative dividends 30 days after the completion of a successful initial public offering of the Company's securities, should this occur. The Preferred is also callable at the option of the Company. The holders are entitled to preference in liquidation over holders of Common Stock at $1,000 per share plus accrued dividends.

96.8 Units were sold. The proceeds to the Company aggregated $968,000. In connection with such sale, 968 shares of Preferred Stock, 278,,203 shares of Common Stock, and 484 Warrants were issued.

NOTE 5 - PROVISION FOR INCOME TAXES
-----------------------------------

The Company has experienced cumulative net losses since inception, which are available through December 31, 2010. Deferred income taxes will be provided in the futures for the temporary differences arising from accounting for contract revenue on the completed contract method for financial reporting purposes.

NOTE 6 - STOCK OPTIONS
----------------------

The company has not adopted a stock option plan. However, specific grants have been made to officers. In May 1994, the two founders and principal stockholders were granted options to purchase 1,379,328 shares of Common Stock, exercisable over the three-year ten-n with an exercise prices of $ .087 per share. These options were exercised in full in December, 1996. For fiscal 1996, in lieu of salaries, Messrs. Girrbach and Farmer received 360,000 and 240,000 shares of Common Stock respectively.

NOTE 7 - COMMITMENTS
--------------------

The Company leases its administrative facilities under a lease running through March 1, 1998 at an annual cost of $7,200.

The Company has entered into employment agreements with its two principals. In addition, stock-bonus agreements are in effect with certain consultants which provide for the issuance of shares based upon the generation of specified levels of revenue and new capital for the Company.



April 21, 1997                                 /s/ Gene Farmer
--------------                               ----------------------
     Date                                    Gene Farmer, Secretary