Form 10QSB
period 1997-03-31
ALGORHYTHM TECHNOLOGIES CORP /FL/
filed 1997-08-18
CIK 925376

U,S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
             OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997.

                           Commission File No. 0-25276
                                               -------

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

                  2454 NE 13th Ave., Fort Lauderdale, FL. 33305
                  ---------------------------------------------
                    (Address of principal executive offices)

                                 (954) 565-8726
                                 --------------
                           (Issuer's telephone number)


                                 Not Applicable
                                 --------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

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

The number of shares of issuer's Common Stock outstanding as of March 31, 1997 was 15,056,225.

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

DigiMedia USA, Inc.
2454 NE 13TH AVENUE
FT LAUDERDALE, FL 33305


We have compiled the accompanying balance sheet of DigiMedia USA, Inc. as of March 31, 1997 and the related income statement for the three months then ended, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants.

A compilation is limited to presenting, in the form of financial statements, information that is the representation of management. We have not audited or reviewed the accompanying financial statements and, accordingly, do not express an opinion or any other form of assurance on them.

Management has elected to omit substantially all of the disclosures and the statement of cash flows required by generally accepted accounting principles. If the omitted disclosures and statement of cash flows were included in the financial statements, they might influence the user's conclusions about the Company's financial position, results of its operations and changes in cash flows. Accordingly, these statements are not designed for those who are not informed about such matters.





Want & Ender CPA, P.C.
Certified Public Accountants

New York, NY
June 2, 1997

                               DIGIMEDIA USA, INC.
               (FORMERLY INTERNATIONAL TRAINING & EDUCATION CORP.)
                                  BALANCE SHEET


                                                  Current Year     Prior Year 1
                                                 Mar. 31, 1997     Dec. 31, 1996
                                                   (Unaudited)

                                     Assets

Current Assets

   Cash - Checking                                 $   3,576             32,079
   Accounts Receivable                                57,400             57,400
                                                   ---------          ---------

Total Current Assets                                  60,976             89,479
                                                   ---------          ---------

Fixed Assets

   Office Equipment                                   98,623             98,623
   Acc Depr Office Eqpt                              (59,790)           (59,790)
   Furniture And Fixtures                             25,052             25,052
   Acc Depr Furn And Fixt                            (16,201)           (16,201)
                                                                      ---------

Total Fixed Assets                                    47,684             47,684
                                                   ---------          ---------

Other Assets

   Organization Costs                                 52,668             52,668
   Acc Amort Org Costs                               (21,068)           (21,068)
   Copyright (net)                                    32,236             32,236
   Accu. Amortization Copy                            (4,298)            (4,298)
   Security Deposits                                   1,075              1,075
                                                   ---------          ---------

Total Other Assets                                    60,613             60,613
                                                   ---------          ---------



Total Assets                                         169,273            197,776
                                                   ---------          ---------





                       See Accountants' Compilation Report

                               DIGIMEDIA USA, INC.
               (FORMERLY INTERNATIONAL TRAINING & EDUCATION CORP.)
                                  BALANCE SHEET



                                                 Current Year      Prior Year I
                                                 Mar. 31, 1997     Dec. 31, 1996
                                                 -------------     -------------
                                                  (Unaudited)

                                   Liabilities

 Current Liabilities

     Accounts Payable                            $    26,675        $    26,675
     Accr Expenses                                    52,276             52,276

 Total Current Liabilities                            78,951             78,951
                                                 -----------        -----------


 Long Term Liabilities

     Morts,Notes,Bonds - l Yr                         16,667             16,667

 Total Long Term Liabilities                          16,667             16,667
                                                 -----------        -----------



 Total Liabilities                                    95,618             95,618
                                                 -----------        -----------


 Stockholders' Equity

     Common Stock                                        556                556
     Convertible Preferred                            37,683             37,683
     Addtl Paid In Capital                         1,457,703          1,457,703
     Retained Earnings - Un Ap                    (1,422,287)        (1,393,784)
                                                 -----------        -----------

 Total Equity                                         73,655            102,158
                                                 -----------        -----------


Total Liabilities & Equity                           169,273            197,776
                                                 -----------        -----------




                       See Accountants' Compilation Report

                               DIGIMEDIA USA, INC.
               (FORMERLY INTERNATIONAL TRAINING & EDUCATION CORP.)
                                INCOME STATEMENT



                                                  3 Months Ended  3 Months Ended
                                                   Mar. 31, 1997   Mar. 31, 1996
                                                    (Unaudited)     (Unaudited)
                                                    -----------     -----------



Revenues                                              $      0          $ 12,400
                                                      --------          --------
Operating Expenses:
     General & Administrative                           28,503             2,914
                                                      --------          --------

     Total Operating Expenses                           28,503             2,914
                                                      --------          --------


Not Profit/(Loss)                                     ($28,503)         $  9,486
                                                      --------          --------












See Accountants' Compilation Report:

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

Basis of Presentation:
----------------------

The accompaning unaudited financial statements withstand the intent of Form 10QSB therefore they do not include all information and footnotes necessary for the presentation of financial reports, results of operating cash flow and stockholder's equity will conform with GAAP.

Results of Operations
---------------------

DigiMedia recorded no revenue for this three month period. DigiMedia continued to market its product line in an attempt to sign additional contracts during this period. In addition, DigiMedia diversified its focus and actively sought mergers candidates with similiar business lines.

Liquidity and Capital Resources
-------------------------------

The Officers and Directors of the Company have waved salaries and benefits through this filing period.

The Company recorded an decrease in current assets of approximately 26.6% from $230,664 for stub period, 1996 to $169,273 on March 31, 1997. This is attributable to reduced cash on hand. The reduced cash on hand is a result of accumlating operational costs that were not offset by revenues and the accumulating depreciation of assets.

Total liabilities were reduced by approximately 22.4% from $123,171 to $95,617 over the same period. This was a result of the retirement of some accounts payable and lease obligations.

In May, 1997, DigiMedia entered into a merger agreement with NITROS FRANCHISE CORPORATION (NITROS of the COMPANY), a private Nevada Corporation. Under the terms of the merger, (i) NITROS merged with and into DigiMedia; (ii) DigiMedia changed its name to NITROS FRANCHISE CORPORATION (the Company); (iii) DigiMedia's Issued and Outstanding shares were reverse split by a ratio of 7 to
1. The post merger ownership of the Company will be 25% for the pre-merger DigiMedia shareholders and 75% for the pre-merger NITROS shareholders. In addition, the Directors and management were changed with Dave Bawarsky, Allan Kvares, and Jason Sherman elected to the Board and Kirk J. Girrbach resigning as Chairman, President and CEO and Gene Farmer resigning as Vice President, Secretary, and Director. This merger was consummated with the Articles of Merger filed with the Nevada Secretary of State.

Nitros Franchise Corporation (NITROS or the COMPANY) is a start-up franchise company. NITROS is the first Family-Oriented WebTV Entertainment Eatery Franchise. The Company is publicly-traded company under the symbol "NITR" (NASD-OTC).

The Company believes that it has sufficient funds to satisfy its working capital needs through the effective time of the above merger, however will need to seek additional financing in order to continue operating.

The Company intends to file Registeration Statements with the SEC under the Securities Act of 1933. There can be no assurance that once filed the Registeration Statements will be accepted by the SEC, and if accepted there can be no assurance that the offering will be successful.

NITROS has no operating history and is a start-up operation in the food service industry. Consequently, there is no basis for any type of analysis of the Company, its products and services, and its prospects. The Company's franchise operation is untested and newly created, and is limited in scope with no revenue to date. The operations to which NITROS is devoting its resources are in the early stages of development. There can be no assurance that the Company will be successful in attracting new customers for its business or in generating significant revenues or profits from such business. The Company's prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stage of development, particularly companies in new and rapidly evolving markets. To address these risks, NITROS must, among other things, respond to competitive developments, attract, retain and motivate qualified product development and marketing personnel, and continue to upgrade its existing technologies, develop new technologies and commercialize products and services incorporating such technologies. There can be no assurance that the Company will be successful in addressing such risks. The Company may also be required to enter into strategic alliances to effect cooperative development efforts in order to have the financial and technical resources to respond to changing market demands on a timely basis. There can be no assurance that entities with the necessary technical or financial resources will be willing to enter into such alliances with the Company on acceptable terms or at all. The Company has incurred and will continue to incur significant costs in connection with the development of its prototype and franchise marketing plan which may result in operating losses. There can be no assurance that such operations will ultimately generate significant revenues for the Company or that the Company will achieve profitable operations.

                           PART 11 - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

There are currently no legal issues pending and/or about which the Company has knowledge.


ITEM 8. OTHER INFORMATION.

In May, 1997, DigiMedia entered into a merger agreement with NITROS FRANCHISE CORPORATION (NITROS of the COMPANY), a private Nevada Corporation. Under the terms of the merger, (i) NITROS merged with and into DigiMedia; (ii) DigiMedia changed its name to NITROS FRANCHISE CORPORATION (the Company); (iii) DigiMedia's Issued and Outstanding shares were reverse split by a ratio of 7 to
1. The post merger ownership of the Company will be 25% for the pre-merger DigiMedia shareholders and 75% for the pre-merger NITROS shareholders. In addition, the Directors and management were changed with Dave Bawarsky, Allan Kvares, and Jason Sherman elected to the Board and Kirk J. Girrbach resigning as Chairman, President and CEO and Gene Farmer resigning as Vice President, Secretary, and Director. This merger was consummated with the Articles of Merger filed with the Nevada Secretary of State.

The company incorporates three distinctive proprietary concepts:

A proprietary process for making premium ice cream, from raw ingredients "In-a-minute". This proprietary process for making premium ice cream, requires no freezers or inventory of ice cream and can be made in unlimited flavors.

An interactive-environment, accomplished via television monitors located at each seating-station throughout a NITROS Eatery. The medium is known as WebTV and is displayed on a traditional television monitor. The WebTV-based system, grants Internet access to individuals of all age, and computer literacy levels, using a standard television remote control. Additionally, each seating-station will have the ability to: explore the World Wide Web; watch satellite TV; play interactive games with people at the table they are seated at, or at other tables; send email to patrons at other tables; and order food and refreshments from the NITROS Menu.

A unique European Style Menu featuring: gourmet-style pre-made sandwiches, salads, a wide array of deserts, coffees, cappuccino, beer and wine. All sandwiches are made fresh daily and are available in a variety of combinations. There will be seasonal and daily specials, as well as other menu-specials, offered from time-to-time.

The Company is planning on offering two types of Franchise opportunities; Stand-Alone, Ice Cream-Only Outlets and Entertainment Eateries. Stand-Alone locations will offer only ice cream, and are most appropriate for venues, such as, airports, food courts, mobile carts, stands and so forth. The Entertainment Eatery encompasses not only the ice cream concept but, expanded food and desert menu in a high-tech interactive environment. All Franchisees will develop the units based on specifications outlined in the Operations Manual and model location, which is planned to open in Boca Raton, Florida by year-end 1997 (subject to obtaining financing). All Franchisees, must adhere to the Multi-Unit Area Development Agreement and any and all other provisions set forth by the Company.

The Company believes that by offering two distinct types of franchises, it will in effect protect its proprietary systems from outside competition seeking to capitalize on one or more facets of the total NITROS Concept.

In February of this year, the Company entered into an agreement and plan of merger between QUIKLAB MULTIMEDIA CENTERS, INC. (OLAB), a Nevada Corporation and subsidiary of the Company, with Quiklab Multimedia Centers, Inc. (Quiklab), a private Florida Corporation. Inc.. The terms of the merger call for each share of Quiklab to be converted into the right to receive 27 and 3/4 shares of the common stock of QLAB. It is the expressed intent of the parties that existing
Quiklab shareholders shall own immediately after closing 87.5% of the common stock of QLAB. It is the intention of both Companies' management that QLAB will be spun off from DigiMedia and file with the Security Exchange Commission to be a public company. When this plan of merger is finalized, the Company Quiklab will cease to exist with QLAB being the surviving corporation. QLAB intends to file a Regiseration Statement for a public offering under the Security Act of 1933. As of this filing, the merger has not be consummated because management has been occupied with deciding which type(s) of Registeration Statements should be filed which will satisfy its intent for the future. There can be no assurance that once filed the Registeration Statement will be accepted by the SEC, and if accepted there can be no assurance that the offering will be successful.


                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                                    DigiMedia USA, Inc.
                                                    -------------------
                                                       (Registrant)


Date: June 5, 1997                                  /s/ Gene Farmer
      ------------                                  ----------------------
                                                    Gene Farmer, Secretary

EXHIBITS:

8-Ks filed to date for 1997.*

Merger Agreement with Quiklab Multimedia Centers, Inc.*

Merger Agreement with NITROS FRANCHISE CORPORATION with Articles of Merger as filed with the Nevada Secretary of State.

*  Incorporated by reverence