Form 10QSB
period 1997-06-30
ALGORHYTHM TECHNOLOGIES CORP /FL/
filed 1997-08-19
CIK 925376

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT SECTION 13 OR 15(d) OF THE SECURITIES EXCHNAGE ACT OF 1934

For the quarterly period ended June 30, 1997
                               -------------

[ ] TRANSITION REPORT PURSUANT SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from_________________________to_______________________

Commission file number 0-25276
                       -------

                       ALGORHYTHM TECHNOLOGIES CORPORATION
--------------------------------------------------------------------------------
         Exact name of small business issuer as specified in its charter

Nevada                                      88-0320364
----------------------------                ------------------------------------
(State or other jurisdiction                (I.R.S. Employer Identification No.)
 of incorporation)

                      4330 NW 207th Drive, Miami, FL 33055
              -----------------------------------------------------
              (Address of principal executive offices and Zip code)

                                 (305) 625-0332
                 ----------------------------------------------
                 (Issuer'stelephone number, including area code)

               Nitros Franchise Corporation (DigiMedia USA, Inc.)
              ---------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

      Check  whether  the issuer (1) filed all  reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               Yes [x]  No [ ]

                APPLICBLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

      Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution
of securities under a plan confirmed by Court.  Yes        No   x
                                                    ----       ----

                     APPLICABLE ONLY TO CORPORATE ISSUERS

      State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: July 31, 1997: 9,603,556 shares of common stock

      Transitional Small Business Disclosure Format (check one): Yes     No  x
                                                                     ---    ---

                                     INDEX


                                                                       Page
                                                                       ----

Part I

Condensed Balance Sheets                                                 3
Statement of Operations                                                  4
Statement of Cash Flows                                                  5
Notes to Condensed Financial Statements                                  6
Management's Discussion and Analysis or Plan of Operations               7

Part II

Item 1.  Legal Proceedings                                               8
Item 2.  Changes in Securities                                           8
Item 3.  Defaults Upon Senior Securities                                 8
Item 4.  Submission of Matters to a Vote of Security Holders             8
Item 5.  Other Information                                               8
Item 6.  Exhibits and Reports on Form 8-K                                9

Part 1. Financial Information

                       Algorythm Technologies Corporation
          (f/k/a Nitros Franchise Corporation and Digimedia USA, Inc.)

                            CONDENSED BALANCE SHEETS

                                                                      June 30,    December 31,
                                                                        1997           1996
                                                                    -----------    -----------
ASSETS                                                              (Unaudited)       (Note)
CURRENT ASSETS
  Cash                                                              $    21,627    $    32,079
  Accounts receivable                                                      --           57,400
                                                                    -----------    -----------
          Total current assets                                           21,627         89,479

PROPERTY, PLANT AND EQUIPMENT                                              --          123,675
Less allowances for depreciation                                           --          (75,991)
                                                                    -----------    -----------
                                                                           --           47,684

OTHER ASSETS                                                               --           60,613
                                                                    -----------    -----------
                                                                    $    21,627    $   197,776
                                                                    ===========    ===========
LIABILITIES AND STOCKHOLDERS' EQUITY

  CURRENT LIABILITIES
  Accounts payable                                                  $     5,500    $    26,675
  Accrued expenses                                                         --           52,276
                                                                    -----------    -----------
         Total current liabilities                                        5,500         78,951

LONG-TERM DEBT                                                           16,667         16,667

 STOCKHOLDERS' EQUITY
  Preferred Stock; 1,000,000 shares authorized; $1 par value;
    no shares issued or outstanding                                      37,683         37,683
  Common stock; 25,000,000 shares authorized; $.002 par value;
    967,397 shares issued and outstanding at December 31,1996 and
    8,603,556 shares issued and outstanding at June 30, 1997             17,207          1,935
  Additional paid in capital                                          1,487,052      1,456,324
  Accumulated  deficit                                               (1,542,482)    (1,393,784)
                                                                    -----------    -----------
                                                                           (540)       102,158
                                                                    -----------    -----------
                                                                    $    21,627    $   197,776
                                                                    ===========    ===========


Note: The balance sheet at December 31, 1996 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

See notes to condensed consolidated financial statements.

                       Algorythm Technologies Corporation
          (f/k/a Nitros Franchise Corporation and Digimedia USA, Inc.)

                             STATEMENT OF OPERATIONS
                                   (Unaudited)

                                          Three Months Ended         Six Months Ended
                                                June 30                   June 30
                                      ------------------------   ------------------------
                                          1997          1996         1997         1996
                                      -----------    ---------   -----------    ---------
                                                       (Note)                    (Note)
Revenues                              $      --      $    --     $      --      $    --
Costs and expenses
  General and administrative               28,449         --          56,952         --
  Loss on abandonment of property          91,746         --          91,746         --
                                      -----------    ---------   -----------    ---------
                                          120,195         --         148,698         --
                                      -----------    ---------   -----------    ---------
Earnings (loss) before taxes             (120,195)        --        (148,698)        --

Income taxes                                 --           --            --           --
                                      -----------    ---------   -----------    ---------
Net earnings (loss)                   $  (120,195)   $    --     $  (148,698)   $    --
                                      ===========    =========   ===========    =========

Net earnings (loss) per share         $    (0.054)   $    --     $    (0.066)   $    --
                                      ===========    =========   ===========    =========

Weighted average shares outstanding     2,240,090         --       2,240,090         --
                                      ===========    =========   ===========    =========










Note: The previous management of the Company failed to file the Quarterly report on form 10-Q for the period ended June 30, 1996, therefore the comparative data for that period is not available. It will be filed by amendment.



See notes to condensed consolidated financial statements.

                       Algorythm Technologies Corporation
          (f/k/a Nitros Franchise Corporation and Digimedia USA, Inc.)

                             STATEMENT OF CASH FLOWS

                                                    Three Months Ended         Six Months Ended
                                                           June 30                June 30
                                                   ----------------------   ----------------------
                                                     1997          1996       1997         1996
                                                   --------    ----------   --------    ----------
                                                                  (Note)                  (Note)
CASH FLOWS FROM OPERATIONS                         $(27,949)   $     --     $(56,452)   $     --

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment                  --            --         --            --
                                                   --------    ----------   --------    ----------
       Net cash provided by investing activities       --            --         --            --
                                                   --------    ----------   --------    ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Receipt of proceeds from stock sales               46,000          --       46,000          --
                                                   --------    ----------   --------    ----------
       Net cash provided by financing activities     46,000          --       46,000          --
                                                   --------    ----------   --------    ----------

     NET INCREASE (DECREASE) IN CASH               $ 18,051    $     --     $(10,452)   $     --
                                                   ========    ==========   ========    ==========





Note: The previous management of the Company failed to file the Quarterly report on form 10-Q for the period ended June 30, 1996, therefore the comparative data for that period is not available. It will be filed by amendment.





See notes to condensed consolidated financial statements.

                       Algorythm Technologies Corporation
          (f/k/a Nitros Franchise Corporation and Digimedia USA, Inc.)


Notes to Condensed Financial Statements
(Unaudited)

June 30, 1997


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997. For further information, refer to the refer to the financial statements and footnotes thereto included in the Digimedia USA, Inc. annual report on FORM 10-KSB for the period ended December 31, 1996.

NOTE B - ABANDONMENT OF PROPERTY

During the quarter ended June 30, 1997, the Company has come under new management. Various options are under consideration concerning a new direction for the Company. In the meantime, management has abandoned the former corporate facilities, the remaining lease term was assumed by another party. Additionally, the Company has written off intangible assets that were deemed to have no future value.

ITEM 2.     MANAGEMENT DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

Results of Operations
---------------------

      During the three month period ended June 30, 1997 the Company had no revenues and had no revenues during the six month period ended June 30, 1997. During the three month period ended June 30, 1997 the Company had general and administrative expenses of $28,449 and in the six month period ended June 30, 1997 had general and administrative expenses of $56,952.

Liquidity and Capital Resources
-------------------------------

      The Company's cash on hand decreased by $10,452 during the six month period ended June 30, 1997. As shown on the financial statements and notes thereto, the Company has written off intangible assets that were deemed to have no future value. The Company has reduced its accounts payable from $26,675 to $5,500 in the six month period ended June 30, 1997.

      During the three month period ended June 30, 1997 the Company realized $46,000 from the exercise of stock options and applied the funds to working capital.

      As a result of the merger with Nitros Franchise Corporation in May 1997 and the change in management as a result of the merger, the Company is considering a new direction, including the focusing on internet related businesses. The Company upon the expiration of its current contract obligations will discontinue its CD Rom training division.

      The Company, in order to implement its new business plan and meet its obligations will seek to raise capital and/or make acquisitions. There is no assurance that the Company will be successful in obtaining capital or in making any acquisition.

      The previous management of the Company failed to file the quarterly report on Form 10-QSB for the period ended June 30, 1996, therefore the comparative data for that period is not available. It will be filed by amendment when obtained.

PART II

Item 1.     Legal Proceedings
-------     -----------------

      None


Item 2.     Changes in Securities
-------     ---------------------

      None

Item 3.     Defaults Upon Senior Securities
-------     -------------------------------

      Not Applicable


Item 4.     Submission of Matters to a Vote of Security Holders
-------     ---------------------------------------------------

      1. A special meeting of shareholders was held on May 12, 1997. The following action was approved by holders of a majority of the shares entitled to vote: Amending the Certificate of Incorporation to authorize the Registrant to issue 10,714,285 shares of common stock, par value $.00467 per share. Thereby giving effect to 7:1 reverse split adopted by the Board of Directors on May 7, 1997.

      2. A special meeting of shareholders was held on May 13, 1997. The following action of the Board of Directors was approved by the holders of a majority of the shares entitle to vote: 1) approval of the Plan of Merger between the Registrant and Nitros Franchise Corporation; 2) the change of name of the Registrant to Nitros Franchise Corporation; 3) the appointment of Jason Sherman and Alan J. Kvares as directors in place of Kirk J. Girbach and Gene Farmer.

      3. A special meeting of shareholders was held on May 30, 1997. The following action was approved by the holders of a majority of the shares entitled to vote: The amendment of the Certificate of Incorporation changing the number of shares of common stock authorized to be issued and the par value to 25,000,000 shares of common stock, par value $.002 per share.


ITEM 5.     OTHER INFORMATION

      On May 14, 1997 as a result of the meger between the Registrant and Nitros Franchise Corporations David Bawarsky received 2,400,889 shares, Alan J. Kvares received 2,150,889 shares and Jason Sherman received 2,150,889 shares of the Registrant in exchange for their shares of Nitros Franchise Corporation. This transaction resulted in a change of management. David Bawarsky was appointed President, CEO and a director, Alan J. Kvares was appointed Secretary and a director, and Jason Sherman was appointed Vice President and a director. Thereafter on July 18, 1997, Telephonetics International, Inc. acquired 2,600,000 shares from Mr. Bawarsky and 2,075,889 shares from Mr. Kvares. This transaction was reported in a Form 8-K dated August 1, 1997. The table below represents the information as to security ownership set forth in that filing.



                 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
                                 AND MANAGEMENT


      The following table sets forth information as of July 23, 1997 of the Company's Common Stock with respect to the shares owned by its officers, directors, both individually and as a group, and by the record and/or beneficial owners of more than 5% of the outstanding amount of such stock.

Name and Address                    Amount and nature of
of beneficial owner                 beneficial ownership     Percentage of Class
-------------------                 --------------------     -------------------

David Bawarsky                      6,803,378(1)                      68.69%
6184 Vista Linda Lane
Boca Raton, FL 33433
President, CEO, Director

Alan J. Kvares                       5,677,489(2)                      59.1%
4330 NW 207th Drive
Miami, FL 33055
Secretary, Director

Jason Sherman                        1,119,889                        11.66%
558402 Arbor Club Way
Boca, Raton, FL 33055
Vice President, Director

Telephonetics International, Inc.    5,677,489                         59.1%
4330 NW 207th Drive
Miami, FL 33055

Officers and Directors               6,803,378(1)(2)                   80.0%
as a group (5 persons)

________________________

1. Includes 5,677,489 shares owned by Telephonetics International, Inc. and 300,000 shares that Mr. Bawarsky has options to purchase. Mr. Bawarsky is the President, and a director of Telephonetics International Inc. and he along with Mr. Kvares are the controlling shareholders of Telephonetics International, Inc.

2. Includes 5,677 4899 shares owned by Telephonetics International, Inc. Mr. Kvares is the CEO and a director of Telephonetics International Inc. and he along with Mr. Bawarsky are the controlling shareholders of Telephonetics International, Inc.


ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

      A. Exhibit 2.1 - Agreement and Plan of Merger Between DigiMedia USA, Inc. and Nitros Franchise Corporation, dated May 14, 1997.

      B. The Registrant has been advised by the previous management that two reports on Form 8-K had been filed during the period, but for some reason, they are not shown as filed by the SEC. The reports are being refiled.

                                  SIGNATURES

      In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                    ALGORHYTHM TECHNOLOGIES CORPORATION
                                    -----------------------------------
                                          Registrant


Date: August 18, 1997               s/DAVID BAWARSKY
                                    --------------------------------------------
                                    David Bawarsky, President



Date: August 18, 1997               s/RICHARD ZADANOFF
                                    --------------------------------------------
                                    Richard Zadanoff, Treasurer




































10