Form 10QSB/A
period 1996-06-30
ALGORHYTHM TECHNOLOGIES CORP /FL/
filed 1997-09-24
CIK 925376

U,S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB/A

    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
             OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1996.

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



                             Yes      No  x
                                 ---     ---

The number of shares of issuer's Common Stock outstanding as of September 30, 1996 was 8,286,165.

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



To the Stockholders' and Board of Directors of:

DigiMedia USA, Inc.
2454 NE 13TH AVENUE
FT LAUDERDALE, FL 33305


We have compiled the accompanying balance sheet of DigiMedia USA, Inc. as of June 30, 1996 and the related income statement for the six months then ended, in accordance with standards established by the American Institute of Certified Public Accountants.

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





/s/ Want & Ender CPA, P.C.
Certified Public Accountants

New York, NY
September 6, 1996

                               DIGIMEDIA USA, INC.
               (FORMERLY INTERNATIONAL TRAINING & EDUCATION CORP.)
                                  BALANCE SHEET


                                                  Current Year     Prior Year 1
                                                 Jun. 30, 1996     Dec. 31, 1995
                                                   (Unaudited)
                                                   ---------          ---------
                                     Assets

Current Assets

   Cash - Checking                                 $  49,299                108
   Accounts Receivable                                54,256             54,256
                                                   ---------          ---------

Total Current Assets                                 103,555             54,364
                                                   ---------          ---------

Fixed Assets

   Office Equipment                                  127,828            127,828
   Acc Depr Office Eqpt                              (48,930)           (48,930)
   Furniture And Fixtures                             25,052             24,393
   Acc Depr Furn And Fixt                            (11,275)           (11,275)
   Leasehold Improvements                                  0            223,993
                                                   ---------          ---------

Total Fixed Assets                                    92,675            316,009
                                                   ---------          ---------

Other Assets

   Organization Costs                                 52,668            102,668
   Copyright (net)                                    30,087             30,087
   Acc Amort Org Costs                               (10,534)           (10,534)
   Security Deposits                                   1,075              1,075
                                                   ---------          ---------

Total Other Assets                                    73,296            123,296
                                                   ---------          ---------



Total Assets                                         269,526            493,669
                                                   =========          =========






                       See Accountants' Compilation Report

                               DIGIMEDIA USA, INC.
               (FORMERLY INTERNATIONAL TRAINING & EDUCATION CORP.)
                                  BALANCE SHEET


                                                  Current Year     Prior Year 1
                                                 Jun. 30, 1996     Dec. 31, 1995
                                                   (Unaudited)
                                                   ---------          ---------

                                   Liabilities

 Current Liabilities

     Accounts Payable                            $    26,675        $    26,675
     Accr Expenses                                    63,222             63,222
     Notes Payable Offer                              11,894             16,607
                                                 -----------        -----------
 Total Current Liabilities                           101,791            106,504
                                                 -----------        -----------


 Long Term Liabilities

 Morts,Notes,Bonds - l Yr                             16,667             16,667
     Capital Lease - Long Term                             0            (16,667)
                                                 -----------        -----------
 Total Long Term Liabilities                          16,667                  0
                                                 -----------        -----------

                                                 -----------        -----------
 Total Liabilities                                   118,458            106,504
                                                 -----------        -----------


 Stockholders' Equity

     Common Stock                                        378                378
     Convertible Preferred                            37,861             37,861
     Addtl Paid In Capital                         1,417,703          1,636,008
     Retained Earnings - Un Ap                    (1,304,874)        (1,245,446)
                                                 -----------        -----------

 Total Equity                                        151,068            428,801
                                                 -----------        -----------


Total Liabilities & Equity                           269,526            535,305
                                                 ===========        ===========




                       See Accountants' Compilation Report

                               DIGIMEDIA USA, INC.
               (FORMERLY INTERNATIONAL TRAINING & EDUCATION CORP.)
                             Statement of Operations



                                      3 Months Ended           6 Months Ended
                                          June 30                June 30
                                     1996        1995        1996        1995
                                   --------    --------    --------    --------



Revenues                           $      0    $      0    $ 12,400    $      0
                                   --------    --------    --------    --------
Operating Expenses:
     Video Production                10,928      13,316      10,928      24,295
     Marketing                       13,216          89      13,216       4,721
     General & Administrative        44,768       8,974      47,683      26,444
                                   --------    --------    --------    --------

     Total Operating Expenses        68,912      22,379      71,827      55,460
                                   --------    --------    --------    --------


Net Profit/(Loss)                  $(68,912)   $(22,379)   $(59,427)   $(55,460)
                                   ========    ========    ========    ========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

Results of Operations
---------------------

The Company recorded no revenue for the three month period.


Liquidity and Capital Resources
-------------------------------

The Company recorded an increase in current assest of approximately 58% from $65,352 at March 31, 1996 to $103,555.00 at June 30, 1996. Current liabilities were reduced by approximately 4% from %106,504.00 to $101,791.00 for the period.

The Company believes that in addition to its anticipated cash flow from operations, additional financing is necessary to fund its working capital needs.


                           PART 11 - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

A former consultant to the Company brought an action relating to $8,000 claimed to be due from the Company. This matter is currently in litigation. The position of the Company is that the $8,000 will be paid.

Another former consultant to the Company brought an action relating to dismissal and monies claimed. Three of four counts have been dismissed with prejudice. Management expects no liability for the Company.


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



                                                    DigiMedia USA, Inc.
                                                    -------------------
                                                       (Registrant)


Date: September 30, 1996                            /s/ Gene Farmer
      ------------------                            ----------------------
                                                    Gene Farmer, Vice-President