Form 10QSB
period 1997-09-30
ALGORHYTHM TECHNOLOGIES CORP /FL/
filed 1997-11-19
CIK 925376

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT SECTION 13 OR 15(d) OF THE SECURITIES EXCHNAGE ACT OF 1934

For the quarterly period ended September 30, 1997
                               ------------------

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

                  5310 NW 33rd Drive, Ft. Lauderdale, FL 33309
--------------------------------------------------------------------------------
              (Address of principal executive offices and Zip code)

                                 (954) 739-7005
--------------------------------------------------------------------------------
                 (Issuer'stelephone number, including area code)

                      4330 NW 207th Drive, Miami, FL 33055
--------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

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

                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

      Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution
of securities under a plan confirmed by Court.  Yes        No   x
                                                    ---       ---

                     APPLICABLE ONLY TO CORPORATE ISSUERS

      State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: November 7, 1997: 11,923,556 shares of common stock

      Transitional Small Business Disclosure Format (check one): Yes     No  x
                                                                     ---    ---

                                      INDEX


                                                                      Page
                                                                      ----

Part I

Condensed Balance Sheets                                                3
Statement of Operations                                                 4
Statement of Cash Flows                                                 5
Notes to Condensed Financial Statements                                 6
Management's Discussion and Analysis or Plan of Operations              7

Part II

Item 1.  Legal Proceedings                                              8
Item 2.  Changes in Securities                                          8
Item 3.  Defaults Upon Senior Securities                                8
Item 4.  Submission of Matters to a Vote of Security Holders            8
Item 5.  Other Information                                              8
Item 6.  Exhibits and Reports on Form 8-K                               8
Signatures                                                             10

Part 1. Financial Information

                       Algorythm Technologies Corporation
          (f/k/a Nitros Franchise Corporation and Digimedia USA, Inc.)

                            CONDENSED BALANCE SHEETS

                                                                   September 30,   December 31,
                                                                        1997           1996
                                                                    -----------    -----------
ASSETS                                                              (Unaudited)       (Note)
CURRENT ASSETS
  Cash                                                              $     1,336    $    32,079
  Accounts receivable                                                      --           57,400
                                                                    -----------    -----------
          Total current assets                                            1,336         89,479

PROPERTY, PLANT AND EQUIPMENT                                              --          123,675
Less allowances for depreciation                                           --          (75,991)
                                                                    -----------    -----------
                                                                           --           47,684

OTHER ASSETS                                                            250,500         60,613
                                                                    -----------    -----------
                                                                    $   251,836    $   197,776
                                                                    ===========    ===========
LIABILITIES AND STOCKHOLDERS' EQUITY

  CURRENT LIABILITIES
  Accounts payable                                                  $   252,250    $    26,675
  Accrued expenses                                                         --           52,276
                                                                    -----------    -----------
         Total current liabilities                                      252,250         78,951

LONG-TERM DEBT                                                           16,667         16,667

 STOCKHOLDERS' EQUITY
  Preferred Stock; 1,000,000 shares authorized; $1 par value;
    no shares issued or outstanding                                      37,683         37,683
  Common stock; 25,000,000 shares authorized; $.002 par value;
    967,397 shares issued and outstanding at December 31,1996 and
    9,603,556 shares issued and outstanding at September 30, 1997        19,207          1,935
  Additional paid in capital                                          1,485,052      1,456,324
  Accumulated  deficit                                               (1,559,023)    (1,393,784)
                                                                    -----------    -----------
                                                                        (17,081)       102,158
                                                                    -----------    -----------
                                                                    $   251,836    $   197,776
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

                       Algorythm Technologies Corporation
          (f/k/a Nitros Franchise Corporation and Digimedia USA, Inc.)

                             STATEMENT OF OPERATIONS
                                   (Unaudited)

                                          Three Months Ended         Nine Months Ended
                                                June 30                   June 30
                                      ------------------------   ------------------------
                                          1997          1996         1997         1996
                                      -----------    ---------   -----------    ---------
                                                       (Note)                    (Note)
Revenues                              $      --      $    --     $      --      $  12,400
Costs and expenses
  General and administrative               45,044       57,018        73,493       95,142
  Loss on abandonment of property            --           --          91,746         --
                                      -----------    ---------   -----------    ---------
                                           45,044       57,018       165,239       95,142
                                      -----------    ---------   -----------    ---------
Earnings (loss) before taxes              (45,044)     (57,018)     (185,239)     (82,742)

Income taxes                                 --           --            --           --
                                      -----------    ---------   -----------    ---------
Net earnings (loss)                   $   (45,044)     (57,018)     (185,239)     (82,742)
                                      ===========    =========   ===========    =========

Net earnings (loss) per share         $    (0.005)   $    --     $    (0.036)   $    --
                                      ===========    =========   ===========    =========

Weighted average shares outstanding     9,270,223         --       4,583,467         --
                                      ===========    =========   ===========    =========
















See notes to condensed consolidated financial statements.

                       Algorythm Technologies Corporation
          (f/k/a Nitros Franchise Corporation and Digimedia USA, Inc.)

                             STATEMENT OF CASH FLOWS

                                                    Three Months Ended         Six Months Ended
                                                           June 30                June 30
                                                   ----------------------   ----------------------
                                                     1997          1996       1997         1996
                                                   --------    ----------   --------    ----------
                                                                  (Note)                  (Note)
CASH FLOWS FROM OPERATIONS                         $(20,291)   $     --     $(76,743)   $     --

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment                  --            --         --            --
                                                   --------    ----------   --------    ----------
       Net cash provided by investing activities       --            --         --            --
                                                   --------    ----------   --------    ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Receipt of proceeds from stock sales                 --            --       46,000          --
                                                   --------    ----------   --------    ----------
       Net cash provided by financing activities       --            --       46,000          --
                                                   --------    ----------   --------    ----------

     NET INCREASE (DECREASE) IN CASH               $ 18,051    $     --     $(30,743)   $     --
                                                   ========    ==========   ========    ==========






Note: The previous management of the Company failed to file a condensed Statement of Cash Flow on the Quarterly Report Form 10-Q for the  period  ended  September  30,  1996, therefore  the comparative  data for that  period is not  available.  It will be filed by amendment.




See notes to condensed consolidated financial statements.

                       Algorythm Technologies Corporation
          (f/k/a Nitros Franchise Corporation and Digimedia USA, Inc.)


Notes to Condensed Financial Statements
(Unaudited)

June 30, 1997


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997. For further information, refer to the refer to the financial statements and footnotes thereto included in the Digimedia USA, Inc. annual report on FORM 10-KSB for the period ended December 31, 1996.

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

ITEM 2.     MANAGEMENT DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

Results of Operations
---------------------

      During the three month period ended September 30, 1997 the Company had no revenues and had no revenues during the three month period ended September 30, 1996. During the nine month period ended September 30, 1997 the Company had no revenues against revenues of $12,400 during the nine month period ended September 30, 1996. During the three month period ended September 30, 1997 the Company had general and administrative expenses of $45,044 as against $57,018 during the three month period ended September 30, 1996; and in the nine month period ended September 30, 1997 the Company had general and administrative expenses of $73,493 as against $95,142 during the nine month period ended September 30, 1996.

Liquidity and Capital Resources
-------------------------------

      The Company's cash on hand decreased by $19,291 during the three month period ended September 30, 1997 and decreased by $29,743 during the nine month period ended September 30, 1997. As shown on the financial statements and notes thereto, the Company has written off intangible assets that were deemed to have no future value. The Company's accounts payable has increased from $5,500 to $252,250 in the three month period ended September 30, 1997 and has increased from $26,675 to $252,250 in the nine month period ended September 30, 1997. $237,500 of the increase in the accounts payable in the three month period ended September 30, 1997 is attributable to the aquisition of the rights to the Nitros Franchise theme restaurant concept.

      As a result of the merger with Nitros Franchise Corporation in May 1997 and the change in management as a result of the merger, the Company is considering a new direction, including the focusing on internet related businesses. The Company upon the expiration of its current contract obligations will discontinue its CD Rom training division.

      The Company, in order to implement its new business plan and meet its obligations will seek to raise capital and/or make acquisitions. There is no assurance that the Company will be successful in obtaining capital or in making any acquisition. Subsequent to the peroid ended September 30, 1997, the Company acquired ADS Advertising Corporation a/k/a The Smith Agency, a fully integrated marketing and advertising firm.

PART II

ITEM 1.     LEGAL PROCEEDINGS

      None

ITEM 2.     CHANGES IN SECURITIES

      On July 18, 1997 the Company issued 1,000,000 shares of its Common Stock to Telephonetics International, Inc. in connection with the acquisition of Telephonetics' subsidiary, Algorhythm Technologies, Inc. The shares were issued pursuant to Sec. 4(2) of the Securities Act of 1933, as amended.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

      Not Applicable

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None

ITEM 5.     OTHER INFORMATION

      On November 7, 1997, the acquisition by the Registrant of ADS Advertising Corporation a/k//a the Smith Agency ("ADS") was completed. ADS is in the business of electronic advertising, has been in business since 1983 and is a fully integrated marketing and advertising firm. The acquisition was effected by the exchange of 6,500 shares of ADS for 2,300,000 shares of the Registrant which were issued to Andrew Smith, the principal of ADS. The financial statements will be filed within 60 days of the acquisition. Upon the completion of the acquisition the following changes in the management of the Registrant were effected: Andrew Smith was appointed President (in place of David Bawarsky) and a director; David Bawarsky was appointed Secretary, in addition to being CEO and a director; Alan Kvares resigned as Secretary and a director; Parker Yates resigned as a director; Jason Sherman resigned as a director, but continues as Vice President and Treasurer. Mr. Kvares and Mr. Yates resigned to devote more time to their firm Telephonetics International, Inc.

      On November 17, 1997 Dr. Bohdan S. Moroz was appointed to the board of directors.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

      A. Exhibit 2.2 - Acquisition Agreement Between Algorhythm Technologies Corporation and ADS Advertising Corporation, dated October 30, 1997.

            Exhibit  10.1  -  Employment   agreement   between  ADS  Advertising
Corporation and Andrew Smith, dated October 30, 1997.

            Exhibit 27 - Financial Data Schedule (Electronic filing only).

      B. In its 10Q-SB for the period ended June 30, 1997 the Registrant stated that it had been advised by the previous management that two reports on Form 8-K had been filed during the period ended June 30, 1997, but for some reason, they were not shown as filed by the SEC. The reports were refiled in August 1997 and concern the following:

      May 8, 1997: reducing the authorized shares from 75,000,000 to 10,714,275 which effected a reverse split of 7 to 1.

      May 14,  1997:  the  merger  of  Nitros  Franchise  Corporation  with  the
Registrant;   the  change  of  name  of  the  Registrant  to  Nitros   Franchise
Corporation; the resignation of the officers and directors and the appointment of David Bawarsky, Alan Kvares and Jason Sherman as directors and David Bawarsky as President and CEO.

      During the period ended September 30, 1997, the Registrant also filed the following 8Ks:

      8K dated August 1, 1997: the change in control by the transfer of 4,675,889 shares of common stock in the aggregate by David Bawarsky and Alan J. Kvares to Telephonetics International, Inc. ("Telephonetics"); the issuance of 1,000,000 shares of common stock by the Registrant to Telephonetics in connection of the acquisition by the Registrant of Telephonetics' subsidiary Algorhythm Technologies, Inc. Under Other Events the reporting of the termination of the proposed merger between the Registrant's subsidiary, Quicklab Multimedia Centers, Inc. (a Nevada Corporation) and Quicklab Multimedia Centers, Inc. (a Florida corporation); the change of name of the Registrant to Algorhythm Technologies Corporation.

      8K dated August 20, 1997, reporting under Other Events the signing of the letter of intent for the acquisiton by the Registrant of ADS Advertising Corporation.

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



                                    ALGORHYTHM TECHNOLOGIES CORPORATION
                                    -----------------------------------
                                          Registrant


Date: November 19, 1997                   s/ANDREW SMITH
                                    -----------------------------------
                                    Andrew Smith, President



Date: November 19, 1997                   s/JASON SHERMAN
                                    -----------------------------------
                                    Jason Sherman, Treasurer