Form 10QSB
period 1998-03-31
ALGORHYTHM TECHNOLOGIES CORP /FL/
filed 1998-05-20
CIK 925376

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X]  QUARTERLY REPORT PURSUANT SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

For the quarterly period ended March 31, 1998

[ ]  TRANSITION REPORT PURSUANT SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

For the transition period from _______________ to _________________

Commission file number 0-25276

                       ALGORHYTHM TECHNOLOGIES CORPORATION
                       -----------------------------------
         Exact name of small business issuer as specified in its charter

Nevada                                                     88-0320364
------                                                     ----------
(State or other jurisdiction of incorporation)     I.R.S. Employer Identification No.


                  5310 NW 33rd Drive, Ft. Lauderdale, FL 33309
                  --------------------------------------------
             (Address of principal executive offices and Zip code)


                                 (954) 739-7005
                                 --------------
                (Issuer's telephone number, including area code)

--------------------------------------------------------------------------------
   (Former name, former address and former fiscal year, if changed since last report)


         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
[ ] Yes    [x] No

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

         Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by Court. Yes_____ No_____

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: April 30, 1998: 12,465,240 shares of common stock

         Transitional Small Business Disclosure Format (check one): Yes   No  x

                                     INDEX


                                                                        Page
                                                                        ----

Part I

Condensed Balance Sheets                                                   3
Statement of Operations                                                    4
Statement of Cash Flows                                                    5
Management's Discussion and Analysis or Plan of Operations                 6

Part II

Item 1.  Legal Proceedings                                                 7
Item 2.  Changes in Securities                                             7
Item 3.  Defaults Upon Senior Securities                                   7
Item 4.  Submission of Matters to a Vote of Security Holders               7
Item 5.  Other Information                                                 7
Item 6.  Exhibits and Reports on Form 8-K                                  8
Signatures                                                                 9

Part 1. Financial Information

                   Algorythm Technologies Corporation
          (f/k/a Nitros Franchise Corporation and Digimedia USA, Inc.)

                            CONDENSED BALANCE SHEETS

                                                                                    31-Mar
                                                                                    1998
                                                                                    ----

                                                                                   (UNAUDITED)
ASSETS

CURRENT ASSETS
    CASH                                                                        $          450.00
    ACCOUNTS RECEIVABLE                                                         $      133,160.00
                                                                              -------------------

                   TOTAL CURRENT ASSETS                                         $      133,610.00

PROPERTY, PLANT AND EQUIPMENT                                                   $      105,808.00
LESS ALLOWANCES FOR DEPRECIATION                                                $      (93,882.00)
                                                                                $       11,926.00
                                                                              -------------------
OTHER ASSETS                                                                    $      400,052.00
                                                                              -------------------
                                                                                $      545,588.00
                                                                              ===================
LIABILITIES AND STOCKHOLDERS' EQUITY

               CURRENT LIABILITIES
               ACCOUNTS PAYABLE                                                 $      488,753.00
               ACCRUED EXPENSES                                                 $       21,469.00
               NOTES PAYABLE                                                    $      131,409.00
                                                                              -------------------
                      TOTAL CURRENT LIABILITIES                                 $      641,631.00

LONG TERM DEBT                                                                  $       16,667.00

  STOCKHOLDERS' EQUITY
      PREFERRED STOCK; 1,000,000 SHARES AUTHORIZED; $1 PAR VALUE;               $       37,683.00
      COMMON STOCK; 25,000,000 SHARES AUTHORIZED; $.002 PAR VALUE;
           967,397 SHARES ISSUED AND OUTSTANDING AT DECEMBER 31,1996
           AND 12,999,556 SHARES ISSUED AND OUTSTANDING AT MARCH 31,1998        $       25,999.00
      ADDITIONAL PAID IN CAPITAL                                                $    1,371,694.00
       ACCUMULATED DEFICIT                                                      $   (1,547,786.00)
                                                                              -------------------
                                                                                      (112,410.00
                                                                              -------------------
                                                                                $      545,588.00
                                                                              ===================

NOTE: THE BALANCE SHEET AT DECEMBER 31,1997 IS NOT YET AVAILABLE AND UPON COMPLETION THE INFORMATION WILL BE FILED BY AMENDMENT.

                   Algorythm Technologies Corporation
          (f/k/a Nitros Franchise Corporation and Digimedia USA, Inc.)
                            STATEMENT OF OPERATIONS
                                  (Unaudited)

                                                           THREE MONTHS ENDED                   THREE MONTHS ENDED
                                                                 31-Mar                                31-Mar
                                                                 ------                                ------
                                                                 1998          1997                    1998         1997

REVENUES                                                  $ 310,696.00    $           -          $ 310,696.00     $         -

COST OF SALES                                             $ 176,618.00    $           -          $ $176,618.00    $         -
                                                        --------------    -------------          -------------    -----------
GROSS PROFIT                                              $ 134,078.00    $           -          $  134,078.00    $         -

COSTS AND EXPENSES
    GENERAL AND ADMINISTRATIVE                            $ 116,674.00    $   28,503.00          $  116,674.00    $ 28,503.00
    INTEREST                                              $   2,417.00    $           -          $    2,417.00    $         -
                                                        --------------    -------------          -------------    -----------
                                                          $ 119,091.00    $   28,503.00          $  119,091.00    $ 28,503.00
                                                        --------------    -------------          -------------    -----------

EARNINGS (LOSS) BEFORE TAXES                              $  14,987.00    $  (28,503.00)         $   14,987.00    $(28,503.00)

INCOME TAXES                                              $   3,750.00    $           -          $    3,750.00    $         -
                                                        --------------    -------------          -------------    -----------

NET EARNINGS (LOSS)                                       $  11,237.00    $  (28,503.00)         $   11,237.00    $(28,503.00)
                                                        ===============================          ============================
NET EARNINGS (LOSS) PER SHARE                                   0.0009                                  0.0009

WEIGHTED AVERAGE SHARES OUTSTANDING                           12950889                                12950889


                   Algorythm Technologies Corporation
          (f/k/a Nitros Franchise Corporation and Digimedia USA, Inc.)

                            STATEMENT OF CASH FLOWS

                                                                 THREE MONTHS ENDED         THREE MONTHS ENDED
                                                                         31-Mar                   31-Mar
                                                                   1998        1997          1998         1997
                                                                             (NOTE)                     (NOTE)

CASH FLOWS FROM OPERATIONS                                         $  10,486.00                $  10,486.00

CASH FLOWS FROM INVESTING ACTIVITIES:                              $          -                $          -

    PURCHASES OF PROPERTY AND EQUIPMENT                            $          -                $          -
                                                                   ------------                ------------

        NET CASH PROVIDED BY INVESTING ACTIVITIES                  $          -                $          -
                                                                   ------------                ------------


CASH FLOWS FROM FINANCING ACTIVITIES:
    RECEIPT OF PROCEEDS FROM STOCK SALES                           $   9,600.00                $   9,600.00

        NET CASH PROVIDED BY FINANCING ACTIVITIES                  $   9,600.00                $   9,600.00
                                                                   ------------                ------------

    NET INCREASE (DECREASE) IN CASH                                $    (886.00)               $    (886.00)
                                                                   ============                ============

NOTE: THE PREVIOUS MANAGEMENT OF THE COMPANY FAILED TO FILE A CONDENSED STATEMENT OF CASH FLOW ON THE QUARTERLY REPORT FORM 10-Q FOR THE PERIOD ENDED MARCH 31, 1997, THEREFORE THE COMPARATIVE DATA FOR THAT PERIOD IS NOT AVAILABLE. IT WILL BE FILED BY AMENDMENT.

Item 2.  Management Discussion and Analysis or Plan of Operations

Results of Operations
---------------------

         During the three month period ended March 31, 1998 the Company had revenues of $310,696 as against no revenues during the three month period ended March 31, 1997. This was due to the operations of the Company's subsidiary, ADS Advertising Corp. ("The Smith Agency"), which was acquired in November 1997. During the three month period ended March 31, 1998 the Company had general and administrative expenses of $116,674 as against $28,603 during the three month period ended March 31, 1997. This was again due to the opertations of The Smith Agency. That as a result the Company had net earnings of $11,237 for the three month period ended March 31, 1998 as against a loss of $28,603 for the three month period ended March 31, 1997.


Liquidity and Capital Resources
-------------------------------

         The Company had cash on hand of $450.00 and accounts receiveable, attributable to The Smith Agency, of $133,160 at the end of the three month period ended March 31, 1998. The Company at the end of the three month period ended March 31, 1998 had accounts payable of $488,763, the increase of which and notes payable of $131,409 attributable to The Smith Agency.

         The Company, in order to meet its obligations will seek to raise capital and/or attempt to increase the revenue of The Smith Agency. There is no assurance that the Company will be successful in obtaining capital or increasing the revenue of The Smith Agency. Subsequent to the period ended March 31, 1998, the Company changed the name of its subsidiary QuikLab Multimedia Centers, Inc. to Capital Network of America, Corp. which will be engaged in the business of providing financial advisory services.

Part II

Item 1.  Legal Proceedings

         None

Item 2.  Changes in Securities

         (c) 1. The Registrant sold the following non-registered shares of its common stock in a private placement pursuant to Rule 506 of Regulation D and Sec. 4(2) of the Securities Act of 1933, as amended (the "Act") at a price of $.10 per share:

         February 11, 1998 - 26,000 shares, $2,600.00;
         February 18, 1998 - 20,000 shares, $2,000.00;

         2.  March 27, 1998, 50,000 shares of common stock for $5,000.00 ($.10 per share) pursuant to Sec. 4(2) of the Act.

         3. On March 24, 1998 the Registrant issued 400,000 shares of its common stock, pursuant to Sec. 4(2) of the Act, in payment of an outstanding loan of $40,000 to the Registrant's subsidiary ADS Advertising Corp.
d/b/a The Smith Agency.


Item 3.  Defaults Upon Senior Securities

         Not Applicable


Item 4.  Submission of Matters to a Vote of Security Holders

         None


Item 5.  Other Information

         In April 1998 the Registrant's wholly owned subsidiary, QuikLab Multimedia Centers, Inc., a Nevada Corporation,. changed its name to Capital Network of America Corp., a Nevada corporation. ("the Subsidiary"). The Subsidiary will be engaged in the business of providing financial advisory services. The following individuals were appointed as officers and directors of the Subsidiary: Kirk J. Girrbach, President, Assistant Secretary, Chairman of the Board of Directors; Anthony J. Ard, Vice President, Secretary and director; Douglas A. Stepelton, Vice President, Treasurer and a director; Andrew Smith, director. The Subsidiary entered into five (5) year employment contracts with Girrbach, Stepleton and Ard each of whom will receive a salary of $100,000 per year with a 10% increase per year commencing January 1, 1999. No salary will be paid until the Subsidiary obtains revenue (the unpaid salary will be accrued) and the individuals have agreed to pay the expenses of the Subsidiary until revenue is produced to pay the expenses, for a period of not more then one (1) year. As provided in the contracts the Registrant issued 525,000 shares of its common stock to Kirk Girrbach, 500,000 shares of its common stock to Douglas Stepleton and 500,000 shares of its common stock to Anthony Ard upon the signing of the employment contracts.

         In March 1998 the Registrant issued the following shares of its common stock: 80,162 shares to Kirk Girrbach; 24,783 shares to Douglas A. Stepleton; and 38,556 shares to Gene Farmer. These shares represented the return of shares loaned to the Registrant on May 14, 1997 by these individuals.

         On April 21, 1998 Kirk J. Girrbach was appointed a director of the Registrant.

         In an agreement dated May 12, 1998, among David Bawarsky, the Registrant's CEO, Secretary and director, and Telephonetics International Inc. and Alan J. Kvares, Telephonetics and Kvares, in consideration of Bawarsky severing his relationship , including his ownership interest, with Telephonetics, agreed to transfer 5,675,889 shares owned by Telephonetics to Bawarsky (this includes the 2,600,000 shares transferred by Bawarsky and the 2,075,889 shares transferred by Kvares respectively to Telephonetics in July
1997). Bawarsky through his relationship with Telephonetics had a beneficial interest in these shares and was an indirect owner and shared dispositive and voting rights of these shares. As a result of this agreement Bawarsky will have direct ownership of these shares.

         In regard to the issuance of 2,300,000 shares of common stock to Andrew Smith in connection with the acquisition of ADS Advertising Corp. by the Registrant on November 7, 1997, David Bawarsky has agreed to donate to the Registrant 2,300,000 shares which are to be reissued by the Registrant to Andrew Smith.


Item 6.  Exhibits and Reports on Form 8-K

         A. Exhibit 2.1 - Agreement and Plan of Meger Between DigiMedia USA, Inc. and Nitros Franchise Corporation, dated May 14, 1997, incorporated by reference to the Registrant's 10-QSB for the period ended June 30, 1997.

                  Exhibit 2.2 - Acquisition Agreement Between Algorhythm Technologies Corporation and ADS Advertising Corporation, dated October 30, 1997, incorporated by reference to the Registrant's 10-QSB for the period ended September 20, 1997.

                  Exhibit 3.1 - Registrant's Articles of Incorporation as amended.

                  Exhibit 3.2 - Registrant's Bylaws.

                  Exhibit 10.1 - Employment agreement between ADS Advertising Corporation and Andrew Smith, dated October 30, 1997, incorporated by reference to the Registrant's 10-QSB for the period ended September 30, 1997.

                  Exhibit 10.2 - Employment agreement between Capital Network of America, Corp. and Kirk J. Girrbach, dated April 13, 1998.

                  Exhibit 10.3 - Employment agreement between Capital Network of America, Corp. and Douglas A. Stepelton, dated April 13, 1998.

                  Exhibit 10.4 - Employment agreement between Capital Network of America, Corp. and Anthony J. Ard, dated April 13, 1998.


         B. During the period ended March 31, 1998, the Registrant filed the following 8Ks:

         8K dated January 6, 1998: filing of the financial statements of ADS Advertising Corporation d/b/a The Smith Agency, in connection with its merger with the Registrant as of November 7, 1997.

         8K dated January 26, 1998, 8KA dated February 9, 1998, and 8KA-1 dated March 1, 1998 , reporting the change of independent accountants by the retaining of M.A. Cabrera & Company P.A.

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



                                           ALGORHYTHM TECHNOLOGIES CORPORATION
                                           -----------------------------------
                                                    Registrant


Date: May 20, 1998                         s/DAVID BAWARSKY
                                           -----------------------------------
                                           DAVID BAWARSKY, CEO



Date: May 20, 1998                         s/JASON SHERMAN
                                           -----------------------------------
                                           Jason Sherman, Treasurer