Form 10KSB
period 1997-12-31
ALGORHYTHM TECHNOLOGIES CORP /FL/
filed 1998-07-07
CIK 925376

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

[X]  ANNUAL REPORT PURSUANT SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

For the fiscal year ended December 31, 1997

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

For the transition period from __________________ to _______________________

Commission file number 0-25276
                       -------

                          QUIKBIZ INTERNET GROUP, INC.
--------------------------------------------------------------------------------
         Exact name of small business issuer as specified in its charter


           Nevada                                    88-0320364
           ------                                    ----------
(State or other jurisdiction              I.R.S. Employer Identification No.
      of incorporation)

             5310 NW 33rd Drive, Suite 212, Ft. Lauderdale, FL 33309
             -------------------------------------------------------
             (Address of principal executive offices and Zip code)


                                 (954) 739-7005
                                 --------------
                (Issuer's telephone number, including area code)

                       ALGORHYTHM TECHNOLOGIES CORPORATION
                       -----------------------------------
   (Former name, former address and former fiscal year, if changed since last report

Securities registered under Section 12(b) of the Exchange Act:

         Title of each class          Name of each exchange on which registered


_________________________________     _________________________________________

_________________________________     _________________________________________

Securities registered under Section 12(g) of the Exchange Act:

                                  Common Stock
         ---------------------------------------------------------------
                                (Title of class)


         ---------------------------------------------------------------
                                (Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ] State issuer's revenues for its most recent fiscal year. $140,355.00

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. As of May 29, 1998 the value of the voting common equity held by non-affiliates was $515,600.

Note: If determining whether a person is an affiliate will involve an unreasonable effort and expense, the issuer may calculate the aggregate market value of the common equity held by non-affiliates on the basis of reasonable assumptions, if the assumptions are stated.

                         (ISSUERS INVOLVED IN BANKRUPTCY

                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS)

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of
securities under a plan confirmed by Court.  Yes            No


                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: May 29, 19987: 12,535,240 shares of common stock.

DOCUMENTS INCORPORATED BY REFERENCE

If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders;
(2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933 ("Securities Act"). The list documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1990).

Transitional Small Business Disclosure Format (check one): Yes      No  [x]

                                     PART I

Item 1. Description of Business.

         QuikBIZ Internet Group, Inc. (the "Company") is a Nevada corporation. It was originally incorporated in 1984 in Utah under the name Sunwest Industries Inc. In 1994 the Company was merged with International Training Education Corp. ("ITEC") changing its name to ITEC and reincorporating in Nevada. In 1996 the Company changed its name to DigiMedia USA, Inc. In May 1997 the Company merged with Nitros Franchise Corporation ("Nitros") and changed its name to Nitros. Thereafter in July 1997 the Company changed its name to Algorhythm Technologies Corporation. In July 1998 the Company changed its name to QuikBIZ Internet Group, Inc.

         As a result of the Company's merger with Nitros Franchise Corporation in May 1997 and the change in management that accompanied the merger, the Company changed its business, by focusing on internet related businesses and by becoming a holding company. The Company phased out its prior business, which at that time consisted of its CD ROM training division.

         During the balance of 1997 the Company implemented its new business strategy by acquiring, in November, A.D.S. Advertising Corp. d/b/a The Smith Agency of Ft. Lauderdale, FL, a fully integrated marketing and advertising company, specializing in electronic media including internet web sites.

         Subsequent to the end of 1997, in April 1998, the Company's subsidiary, Capital Network of America Corp., a company that will be offering financial advisory services, commenced operations.

         The Company's subsidiaries are as follows:

The Smith Agency
----------------

         The Smith Agency has been in business since 1983 and was founded by its President Andrew Smith, who is also the President of the Company. It is a fully integrated marketing and advertising firm providing its clients with a range of services including: website design, television commercials, radio commercials, all aspect of print advertisement and production, public relations and promotions.

         In 1997 86% of its revenue was derived from five clients who were either on retainer or who had contracted for services billed on an hourly basis. Included among the five clients were St. Joseph's/Candler Health System which accounted for 28% of revenue and St. Patrick Hospital which accounted for 20% of revenue. The balance of revenue was derived from services provided on individual projects. The Smith Agency is continuing its relationship with four of the five clients in 1998, the only exception being St. Patrick which has been replaced by Hopey The Hound Dog which will account for approximately 10% of revenue in 1998. It is expected that these five clients will provide 90% of the revenue in 1998. The agreements with these five clients can be terminated at any time.

         The Smith Agency has a working cash management account (WCMA) with Merrill Lynch, providing it with a revolving line of credit of up to $100,000. At the end of 1997 $95,081.55 of the $100,000 was used. The interest on the line of credit is one percent (1%) above prime.

         In 1996 The Smith Agency had revenue of $1,491,000 and in 1997 revenue increased to $1,645,554. Based upon previous experience, though there is no assurance, it is expected that revenue will increase in 1998.

Capital Network of America Corp.
-------------------------------

         In April 1998, the Company's subsidiary, Capital Network of America Corp. ("Capital") commenced operations, offering financial advisory services. Capital will provide clients, who are expected to be small and middle market companies (up to $20,000,000 in revenue), with among other services, assistance in obtaining financing, including private financing over the internet.

         The officers of Capital have agreed to pay its expenses for a period of up to one year and to defer their salaries until such time as Capital has revenue to meet these obligations. To date the officers have contributed approximately $9,000.00 toward expenses and each officer (there are 3 officers) has deferred approximately $25,000.00 in salary.


Nitros Franchise Corporation
----------------------------

         Nitros Franchise Corporation ("Nitros") is not presently in operation. Its plan is to develop eateries that will feature home made ice cream and will have web TV at each table enabling patrons to explore the world wide web through the internet.

         Nitros's development and implementation of its business is dependent upon the raising of sufficient capital. There is no assurance if any capital will be raised or if obtained that it will be sufficient capital or when such capital will be obtained.

Competition
-----------

         The Company's subsidiaries are subject to competition from companies and individuals providing similar services. Many of these competitors have far greater resources, including capital and employees, and many have greater and/or more influence with potential clients. However, the Company believes, though there is no assurance, that its subsidiaries will be able to maintain and/or establish their niche in the market place due to the experience of its subsidiaries' management, although they will continue to and/or will experience significant competition from other firms and/or individuals who are better established and have greater financial resources.

Employees
---------

         The Company has no employees. All personnel are employed by the Company's subsidiaries. At the present time The Smith Agency has eight employees and Capital Network of America Corp. has three employees, its officers.

Forward Looking Statements
--------------------------

         The matters discussed in this Item except for historical information are forward looking statements that are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements are dependent on a number of risks and uncertainties that could cause actual results to differ materially from those in the forward looking statements. These risks and uncertainties include, the impact of competitive services, changes in market and/or economic conditions, loss of clients, inadequacy of funds on hand or access thereto. The Company does not intend to provide updated information about the matters referred to in these forward looking statements, other than in the context of future quarterly and annual reports.

Item 2. Properties.

         The Company's executive offices are located at 5310 NW 33rd Avenue, Suite 212, Ft. Lauderdale, FL. The offices are leased by and are the offices of the Company's wholly owned subsidiary, A.D.S. Advertising Corp. d/b/a The Smith Agency and consist of approximately 2,476 square feet. The present monthly rent is $3,098.74 which consists of rent $1,770.34, building maintenance $1,153.00, and sales tax $175.40. The lease expires on January 31, 2001.

         The Company's subsidiary, Capital Network of America Corp. is subleasing space, on a month to month basis, from Festus Stacy Foundation, 6550 North Federal Highway, suite 250, Ft. Lauderdale, FL. The rent is $535.00 per month. Douglas A. Stepelton, an officer and director of Capital Network of America Corp. is the Trustee of Festus Stacy Foundation.

Item 3. Legal Proceedings.

         None


Item 4. Submission of Matters to a Vote of Security Holders.

         None

                                     PART II


Item 5. Market for Common Equity and Related Stockholder Matters.

         The Company's common stock is traded primarily on the NON-NASDAQ OTC ("Pink Sheets") and also on the NASDAQ OTC Bulletin Board. The following table sets forth the high and low bid prices of the Company's common stock for each quarter for the years 1996 and 1997 and the first quarter of 1998 through March 26, 1998. As of June 26, 1998 there were 420 holders of record of the Company's common stock. The Company has not paid any dividends during the past two years.

         The information was obtained from the National Quotation Bureau. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

Common Stock:

Year                                                 High                 Low
----                                                 ----                 ---
1996

First Quarter                                       .59375               .15625
Second Quarter                                        1.25                  .25
Third Quarter                                        .9375                .3125
Fourth Quarter                                        .625               .28125

1997

First Quarter                                          .32                  .15
Second Quarter (Apr. 1 thru May 13)                    .14                 .125
Second Quarter (May 14 thru June 30)                 1.375                 .875
(after a 1 for 7 Reverse split)
Third Quarter                                         .875                  .25
Fourth Quarter                                      .21875                 .125

1998

Jan. 2 thru Mar. 26                                    .16               .09375


November and December 1997 the Company issued 400,000 shares at $.10 per share pursuant to Rule 506 of Regulation D and Section 4(2) of the Securities Act of 1933, as amended (the "Act").

October 1997 issued 20,000 shares in consideration of the waiving of any right that an individual may have had to the return of $5,000.00 paid to the Company for services to be performed by the Company. The shares were issued pursuant to Sec. 4(2) of the Act.

September 1997 issued 518,955 shares at $.25 per share pursuant to Sec. 4(2) of the Act. (see Certain Relationships and Related Transactions).

June 1997 issued 288,153 shares for consulting services, pursuant to Sec. 4(2) of the Act. (see Certain Relationships and Related Transactions).

May 1997 issued 57,142 shares for consulting services pursuant to Sec. 4(2) of the Act.

Item 6. Management's Discussion and Analysis or Plan of Operation.

Results of Operations
---------------------

         For the year ended December 31, 1997 the Company had sales of $140,355 as against sales of $25,905 for the year ended December 31, 1996 and $50,345 for the year ended December 31, 1995. The sales for 1997 were solely attributable to the Company's subsidiary, The Smith Agency, which the Company acquired in November 1997 and was the only revenue that the Company had from operations in 1997. In 1997 the Company had general and administrative expenses of $105,818 as against $72,587 in 1996 and $60,238 in 1995. The increase was attributable to the acquisition of The Smith Agency.

         In 1997 the Company had a gross profit of $13,652 as against none in 1996 and 1995, again this was attributable to the Company's subsidiary.


Liquidity and Capital Resources
-------------------------------

         The Company's cash on hand at the end of 1997 was $40,498 as against $32,079 in 1996 and $105.00 in 1995. The increase in the cash on hand at the end of 1997 over 1996 was a result of the Company raising $40,000 in a private placement of its securities in November and December 1997.

         Accounts receivable of $92,016 as of the end of 1997 was attributable to The Smith Agency. As was the outstanding line of credit of $95,082. The increase of the accounts payable to $246,074 in 1997 as against none in 1996 and $26,675 in 1995 was attributable to the acquisition of The Smith Agency and the note payable of $225,000 was attributable to the acquistion of the rights to the Nitros Franchise theme restaurant concept.

         As a result of the Company's merger with Nitros Franchise Corporation in May 1997 and the change in management that accompanied the merger, the Company changed its business, by focusing on internet related businesses and by becoming a holding company. The Company phased out its prior business, which at that time consisted of its CD ROM training division.

         Management anticipates that The Smith Agency will be able to meet its financial requirements from its operations in 1998. In regard to the Company's financial obligations, it is anticipated that the Company will have to seek to raise capital. There is no assurance if any capital will be raised or if obtained that it will be sufficient or when such capital will be obtained. Similarly, the development and implementation of the Company's subsidiary, Nitros Franchise Corporation's business is dependent upon the raising of sufficient capital. There is no assurance if any capital will be raised or if obtained that it will be sufficient or when such capital will be obtained. In addition, Management will be seeking to make acquisitions, which due to the Company's cash position at the present time, would have to be acquired through an exchange of stock.

         In April 1998, the Company's subsidiary, Capital Network of America commenced operations. During the first year of operations, the officers of the subsidiary have agreed to pay the expenses until there is sufficient revenue produced by the subsidiary, for a period of not more then one year. The officers have also agreed not to take any salaries until the subsidiary has revenue. The salaries will be accrued. This arrangement is part of Management's plan to have the Company's subsidiaries be self sufficient and to be responsible for their financial obligations.

Item 7. Financial Statements.

                         QuickBIZ Internet Group, Inc.
             (Formerly known as Algorhytm Technologies Corporation)
               Consolidated Balance Sheet as of December 31, 1997

                                               1997              1996              1995
                                               ----              ----              ----
CURRENT ASSETS:
Cash                                             40,498          32,079             108
A/R                                              92,018               -          54,256
Other Receivable                                151,167          21,428
TOTAL CURRENT ASSETS                            283,683          53,507          54,364

FIXED ASSETS:
Net Property & Equipment                         12,291             835          92,016
Copyright                                        32,236          32,236          32,236
Accum Amort                                      (6,447)         (4,298)         (2,149)
TOTAL FIXED ASSETS                               38,080          28,773         122,103

OTHER ASSETS
Organizational Cost                             52,668           52,668          52,668
Accum Amort                                    (31,602)         (21,068)        (10,534)
Security Deposits                                5,761            1,075           1,075
Goodwill                                       218,326
Franchise Rights(Nitros)                       225,000
Other Investments                               21,595
TOTAL OTHER ASSETS                             491,748           32,675          43,209

TOTAL ASSETS                                   813,511          114,955         219,676
                                           -----------      -----------    ------------

LIABILITIES
Accounts Payable                               246,074                -          26,675
Note Payable                                   225,000           16,667          16,667
Accrued Expenses                                34,261                -          63,222
Notes payable off.                                                    -          16,607
Line of Credit                                  95,082                -               -
TOTAL LIABILITIES                              600,417           16,667         123,171

SHAREHOLDERS' EQUITY:
Convertible Preferred Stock, $.001 par value
12% Cumulative,Authorized 3,000 Shares
Issued and Outstanding 441,441,597              17,248           17,248          23,348

Common Stock, $.002 par value
Authorized 25,000,000 Shares
Issued and Outstanding
10,766,439, 1,722,322, 985,402                  21,533            3,445           1,971
Additional Paid in Capital                   1,706,549        1,496,676       1,316,632
Retained Earnings                           (1,532,236)      (1,419,081)     (1,245,446)
TOTAL EQUITY                                   213,094           98,288          96,505

TOTAL LIABILITIES & EQUITY                     813,511          114,955         219,676
                                           -----------      -----------    ------------

        See Accountants' Audit Report and Notes to Financial Statements

                          QuickBIZ Internet Group, Inc.
             (Formerly known as Algorhytm Technologies Corporation)
               Consolidated Income Statement as of December 31, 1997

                                                    1997               1996            1995
                                                    ----               ----            ----
Revenue:
Sales                                              140,355            25,905          50,345
Cancelled Sales                                          -           (57,400)              -
Misc Income                                              -                 -             698
Total Revenue                                      140,355           (31,495)         51,043

Cost of Goods Sold                                 126,703                 0               -

Gross Profit                                        13,652

Expenses:
Research & Development                              19,381            52,816          24,295
Marketing                                                             13,659           4,720
General & Administrative                           105,818            72,587          60,238

Total Operating Expenses                           125,199           139,062          89,253

Loss from Operations                              (111,547)         (170,557)        (38,210)

Loss on Disposition                                      0            (3,078)              -

Interest                                             1,608                 0               -

Loss on Deposit                                          0                 0               -

Net Loss                                          (113,155)         (173,635)        (38,210)

Net Loss applicable to Common Stock               (113,155)         (173,635)        (38,210)

Net Loss Per Share                                   (0.02)            (0.20)          (0.05)

Weighted Average Common
Shares Outstanding                               5,477,322           850,870         718,747

         See Accountants' Audit Report and Notes to Financial Statements


                          QuickBIZ Internet Group, Inc.
             (Formerly known as Algorhytm Technologies Corporation)
                 Consolidated Statement of Stockholders' Equity


                               Common Stock      Amount     Preffered Stock       Amount    Additional      Deficit    Accumulated
                               Shares                       Shares                          Paid-in         -------    Total
                               ------------      ------     ---------------       ------    Capital                    Shareholders'
                                                                                            ----------                 Equity
                                                                                                                       -------------


Bal. Nov.12, 1991               4,023,039          300           0                 0              0              0           300
Net Loss from Inception
to Dec.31, 1991                                                                                             (3,998)       (3,998)
Bal. Dec.31, 1991               4,023,039          300                                                      (3,998)       (3,698)
Net Loss for the Year                                                                                      (20,038)      (20,038)

Bal. Dec.31, 1992               4,023,039          300                                                     (24,036)      (23,736)
Net Loss for the Year                                                                                       (9,246)       (9,246)

Bal. Dec. 31,1993               4,023,039          300                                                     (33,282)      (32,982)
Issuance of Pref Stock                                         968                 1                                           1
Issuance of Common              1,008,188           78                                      965,412                      965,490
Pref Dividend                                                                 37,860                                      37,860
Net Loss for the Year                                                                                   (1,173,954)   (1,173,954)

Bal. Dec.31, 1994               5,031,227        3,370         968            37,861        962,420     (1,207,236)     (203,585)
Issuance of Common              1,736,737        1,163                                      337,077                      338,240
Conversion of Pref                129,850           87        (371)          (14,513)        14,486                           60
Net Loss for the Year                                                                                      (38,210)      (38,210)

Bal. Dec.31, 1995               6,897,814        4,620         597            23,348      1,313,983     (1,245,446)       96,505
Issuance of Common              4,503,811        3,420                                      171,973                      175,393
Conversion of Pref                 54,600           37        (156)           (6,100)         6,088                           25
Net Loss for the Year                                                                                     (173,635)     (173,635)

Bal. Dec.31, 1996              12,056,225        8,077         441            17,248      1,492,044     (1,419,081)       98,288
Adj Reverse split 7:1           1,722,322       (4,632)                                      28,961                       24,329
(Common Par Value (.002)
Issuance of Common              6,744,117       13,488                                      185,544                      199,032
Acquistion                      2,300,000        4,600                                                                     4,600
Net Loss for the Year                                                                                     (113,155)     (113,155)

Bal. Dec.31, 1997              10,766,439       21,533         441            17,248      1,706,549     (1,532,236)      213,094


         See Accountants' Audit Report and Notes to Financial Statements

                          QuickBIZ Internet Group, Inc.
             (Formerly known as Algorhytm Technologies Corporation)
                      Consolidated Statement of Cash Flows

                                                               12/31/97             12/31/96         12/31/95
                                                               --------             --------         --------
Cash Flows from Operating Activities:

Net Income                                                      (113,155)           (173,635)         (38,210)
Adjustments to Reconcile Net Income to Net
Cash Provided by Operating Activities:
Depreciation and Amortization                                     13,153              49,168           38,382
(Increase) Decrease in Accounts Receivable                       (92,018)             54,256          (53,906)
(Increase) Decrease in Prepaid Expenses                                                                 9,410
(Increase) Decrease in Other Assets                             (599,346)            (21,428)          11,918
Increase (Decrease) in Accounts Payable                          246,074             (26,675)         (10,325)
Increase (Decrease) in Other Liabilities                         259,261             (79,829)        (430,294)

Total Adjustments                                               (172,876)            (24,508)        (434,815)

Net Cash Provided (Used) By Operating Activities                (286,031)           (198,143)        (473,025)

Cash Flows from Investing Activities:
Acquisition of Smith Agency                                      (11,926)
Release from Debt for Property                                                        54,695          223,093
Deferred Organization Costs                                                                           (50,000)

Net Cash Provided (Used) By Investing Activities                 (11,926)             54,695          173,093

Cash Flows from Financing Activities:
Proceeds from Issuance of Stock                                  227,961             175,419          338,300
Increase (Decrease) in Long Term Liabilities                      78,415                              (36,286)

Net Cash Provided (Used) by Financing Activities                 306,376             175,419          302,014

Net Increase (Decrease) in Cash                                    8,419              31,971            2,082
Cash at Beginning of Period                                       32,079                 108           (1,974)

Cash at End of Period                                             40,498              32,079              108

         See Accountants' Audit Report and Notes to Financial Statements

NOTE 1 - BACKGROUND

QuikBIZ Internet group, Inc. (the "Company") is a Nevada corporation. It was originally incorporated in 1984 in Utah under the name Sunwest Industries, Inc. In 1994 the company was merged with International Training Education Corp. ("ITEC") changing its name to ITEC and reincorporating in Nevada. In 1996 the Company changed its name to DigiMedia USA, Inc. In May 1997 the Company merged with Nitros Franchise Corporation ("Nitros") and changed its name to Nitros. Thereafter in July 1998 the Company changed its name to QuikBIZ Internet Group, Inc.

As a result of the Company's merger with Nitros Franchise Corporation in May 1997 and the change in management that accompanied the merger, the Company changed its business, by focusing on internet related businesses and by becoming a holding company. The Company phased out its prior business, which at that time consisted of its CD ROM training division.

During the balance of 1997 the Company implemented its new business strategy by acquiring, in November, A.D.S. advertising Corp. d/b/a The Smith Agency of Ft. Lauderdale, FL, a fully integrated marketing and advertising company, specializing in electronic media including internet web sites.

Subsequent to the end of 1997, in April 1998, the company's subsidiary, Capital Network of America, Corp., a company that will be offering financial advisory services, commenced operations.

The Company's subsidiaries are as follows:

The Smith Agency
----------------

The smith agency has been in business since 1983 by its President Andrew Smith, who is also the President of the Company. It is a fully integrated marketing and advertising firm providing its clients with a range of services including: website design, television commercials, radio commercials, all aspect of print advertisement and production, public relations and promotions.

In 1997 86% of its revenue was derived from five clients who were either on retainer or who had contracted for services billed on an hourly basis. Included among the five clients were St. Joseph's/Candler Health System which accounted for 28% of revenue and St. Patrick Hospital which accounted for 20% of revenue. The balance of revenue was derived from services provided on individual projects. The Smith Agency is continuing its relationship with four of the five clients in 1998, the only exception being St. Patrick which has been replaced by Hopey the Hound Dog which will account for approximately 10% of revenue in 1998. It is expected that these five clients will provide 90% of the revenue in 1998. The agreements with these five clients can be terminated at any time.

The Smith agency has a working cash management account (WCMA) with Merrill Lynch, providing it with a revolving line of credit of up to $100,000. At the end of 1997 $95,081.55 of the $100,000 was used. The interest on the line of credit is one percent (1%) above prime.

In 1996 The Smith Agency had revenue of $1,491,000 and in 1997 revenue increased to $1,645,554. Based upon previous experience, though there is no assurance, it is expected that revenue will increase in 1998.

Capital Network of America Corp.
-------------------------------

In April 1998, the Company's subsidiary, Capital Network of America, Corp. ("Capital") commenced operations, offering financial advisory services. Capital will provide clients, who are expected to be small and middle market companies (up to $20,000,000 in revenue), with among other services, assistance in obtaining financing, including private financing over the internet.

The officers of Capital have agreed to pay its expenses for a period of up to one year and to defer their salaries until such time as Capital has revenue to meet these obligations. To date the officers have contributed approximately $9,000.00 toward expenses and each officer (there are 3 officers) has deferred approximately $25,000.00 in salary.

Nitros Franchise Corporation
----------------------------

Nitros Franchise Corporation ("Nitros") is not presently in operation. Its plan is to develop eateries that will feature home made ice cream and will have web TV at each table enabling patrons to explore the world wide web through the internet.

Nitros' development and implementation of its business is dependent upon the raising of sufficient capital. There is no assurance if any capital will be raised or if obtained that it will be sufficient capital or when such capital will be obtained.

Competition
-----------

The Company's subsidiaries are subject to competition from companies and individuals providing similar services. Many of these competitors have far greater resources, including capital and employees, and many have greater and/or more influence with potential clients. However, the Company believes, though there is no assurance that its subsidiaries will be able to maintain and/or establish there niche in the market place due to the experience of its subsidiaries management, although they will continue to and/or will experience significant competition from other firms and/or individuals who are better established and have greater financial resources.

Employees
---------

The company has no employees. All personnel are employed by the Company's subsidiaries. At the present time The Smith Agency has eight employees and Capital Network of America Corp. has three employees, its officers.

Forward Looking Statements
--------------------------

The matters discuss this Item except for historical information are forward looking statements that are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements are dependent on a number of risks and uncertainties that could cause actual results to differ materially from those in the forward looking statements. These risks and uncertainties include, the impact of competitive services, changes in market and/or economic conditions, loss of clients, inadequacy of funds on hand or access thereto. The Company does not intend to provide updated information about the matters referred to in these forward looking statements, other that in the context of future quarterly and annual reports.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Revenue Recognition
-------------------

Revenue from contracts are recognized at the time the products are delivered and services are rendered and accepted by the customer. Prospective losses on contracts and provided for when they become known.

Property and Depreciation
-------------------------

Property and equipment are recorded at cost. Depreciation is provided for using the straight-line method over the estimated useful life of the assets which range from five to seven years. Expenditures for maintenance and repairs are charged to income as incurred. Major expenditures for betterments and renewals are capitalized. The carrying amounts of assets sold or retired and related accumulated depreciation are eliminated in the year of disposal and the resulting gains and losses are included in income.

Loss Per Share
--------------

Loss per share is calculated by dividing net loss by the weighted average Common shares outstanding during each period. Common stock equivalents are not included as their effect is anti-dilutive.

Income Taxes
------------

Certain income and expense items are accounted for differently for financial reporting purposes and for income tax purposes. Deferred taxes in recognition of timing differences are not reflected in the financial statements as the Company has operating loss carry forwards.

In February 1992, the Financial Accounting Standards Board adopted Statements of Financial Accounting Standards No. 109, "Accounting for income Taxes", which supersedes SFAS No. 96. The company has adopted this pronouncement in its financial statements for the period ended December 31, 1997.

Statements of Cash Flows
------------------------

For purposes of the statements of cash flows, the Company generally considers all highly liquid securities with a maturity or redemption option of three months or less, to be cash equivalents. The Company has not paid any income taxes due to losses in each year.

NOTE 3 - LONG-TERM DEBT
The Company has no long term debt. The Company issued 25,000 common shares as consideration to rescind a 12% per annum subordinated note in the amount of $16,667 payable to one investor.

NOTE 4 - CAPITAL STOCK
In February 1996, in conjunction with the name of the Company being changed to DigiMedia USA, Inc., the Articles of Incorporation were amended to increase the authorized shares of Common Stock to 75,000,000 shares. In May 1997 in conjunction with the merger with and name change to Nitros Franchise Corp., the Articles of Incorporation were amended to decrease the authorized shares of Common Stock to 25,000,000 with a par value of $.002.

In May 1994, the Company offered in a private placement 300 units each consisting of (i) 10 shares of Preferred Stock, (ii) 2,874 shares of Common Stock, and (iii) 5 Warrants, each of which entitles the holder, for a period of two years from the initial issuance date, to purchase 575 shares of Common Stock at a price of $1.50 per share.

The Preferred Stock calls for the payment of a cumulative dividend at the rate of $120 per share per annum, when and as declared by the Board of Directors, payable quarterly. Each share of Preferred is convertible into 287 shares of Common Stock ($3.52 per share). The Preferred is redeemable in whole or in part, at the option of the holder, at a price of $1,000 per share plus accrued cumulative dividends 30 days after the completion of a successful initial public offering of the Company's securities, should this occur. The Preferred is also callable at the option of the Company. The holders are entitled to preference in liquidation over holders of Common Stock at $1,000 per share plus accrued dividends.

96.8 Units were sold. The proceeds to the Company aggregated $968,000. In connection with such sale, 968 shares of Preferred Stock, 278,203 shares of Common Stock, and 484 Warrants were issued.

During 1996, 371 shares of issued Preferred Stock had been converted and canceled, by option of the holder, leaving 597 shares of Preferred Stock issued.

During 1997, 156 shares of issued Preferred Stock had been converted and canceled, by option of the holder, leaving 441 shares of Preferred Stock issued.

In July 1998, the Company entered into an agreement with Mr. Kirk Girrbach to return and cancel 375,849 Common shares issued by the Company in exchange for the Company rescinding the $93,962.25 receivable for said shares. In July 1998, the Company entered into an agreement with Mr. Gene Farmer to return and cancel 228,820 Common shares issued by the Company in exchange for the Company rescinding the $57,205 receivable for said shares.

NOTE 5 - PROVISION FOR INCOME TAXES
The Company has experienced cumulative net losses since inception, which are available through December 31, 2010. Deferred income taxes will be provided in the future for the temporary differences arising from accounting for contract revenue on the completed contract method for income tax purposes and the percentage of completion method for financial reporting purposes.

NOTE 6 - STOCK OPTIONS

The Company has not adopted a stock option plan. However, specific grants have been made to individuals. In May 1997, the Company granted Messrs. Kirk Girrbach, Gene Farmer, Douglas Stepelton, and David Bawarsky 2-year options to purchase 100,000; 100,000; 100,000; and 300,000 shares of Common Stock, respectively, with an exercise price of $0.15/share for consulting services. In November 1997 the Company granted Mr. Andrew Smith a 2-year option to purchase 200,000 shares of Common Stock registered under Form S-8 at par value.

NOTE 7 - COMMITMENTS

The Company ended its lease for its administrative facilities under a lease running through March 1, 1997 at a monthly cost of $600. The Company has no lease obligations for its current administrative facilities.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; Compliance with Section 16(a) of the Exchange Act.

Information with the respect to the Company's directors, and executive officers as of June 30, 1998 is set forth below:

NAME                       AGE              POSITION
----                       ---              --------
Andrew D. Smith            40                President, director

David Bawarsky             43                CEO, Secretary, director

Dr. Bohdan Moroz           60                Director

Kirk J. Girrbach           40                Treasurer, Director, President of subsidiary

Douglas A. Stepelton       53                Vice President, Treasurer, director of subsidiary

Dr. Anthony J. Ard         44                Vice President, Secretary, director of subsidiary

Andrew D. Smith has been President and a director of the company since November 1997. Mr. smith is founder, in 1983, and President of the Company's wholly owned subsidiary A.D.S. Advertising Corporation d/b/a The Smith Agency, a fully integrated marketing and advertising company, concentrating primarily on electronic advertising. The Company acquired The Smith Agency in November 1997. In April 1998 Mr. Smith was appointed a director of the Company's wholly owned subsidiary, Capital Network of America, Corp.

David Bawarsky has been CEO since May 1997, Secretary since November 1977 and a director since March 1997 of the Company. Mr. Bawarsky was President of the Company from May 1997 to November 1997. From July 1997 to March 1997 Mr. Bawarsky was President and director of Telephonetics International, Inc. a Florida company engaged in the business of telephone advertising. Mr. Bawarsky was a consultant to the Company from 1995 to 1997. Since 1991 Mr. Bawarsky has been the President and principal owner of Quiklab Multimedia Centers, Inc., a Florida company, which provides multimedia services and products. From 1991 to 1997 Mr. Bawarsky was vice President of Videotape Supply Company, Inc., a Florida company in the business of manufacturing video tapes. He was also an independent video consultant from 1990 to 1997.

Dr. Bohdan Moroz has been a director of the Company since November 1997. Since 1992 he has been a licensed and practicing physiatrist at Holy Cross Hospital in Ft. Lauderdale, FL. He is a member of the American Medical Association, Canadian Royal College of Physical Medicine & Rehabilitation, American Congress of Physical Medicine & Rehabilitation, and the Broward County Medical Association.

Kirk J. Girrbach has been a director of the Company since April 1998. Since April 1998 he has been the President, CEO and a director of the Company's wholly owned subsidiary Capital Network of America Corp., a company providing financial advisory services. Mr. Girrbach is a lawyer and since 1990 has conducted a law practice in Ft. Lauderdale, FL., concentrating in the areas of securities, construction law, contracts and real estate. From November 1991 to May 1997 Mr. Girrbach was the President and a director of the Company. From December 1985 to April 1994 he was a certified police officer/detective with the Ft. Lauderdale Police Department and was a court certified expert in the area of code enforcement. Mr. Girrbach is a member of the American Bar Association and the Association of Trial Lawyers of America.

Douglas A. Stepelton has been a Vice president, Treasurer and a director of the Company's wholly owned subsidiary Capital Network of America Corp., a company providing financial advisory services, since April 1998. From November 1994 to May 1997 he was a director and the director of Marketing for the Company. Mr. Stepelton was owner of Stepelton Financial Corporation, a licensed mortgage company in Pompano Beach, FL from 1983 to 1994. He is also the owner of Blue Ridge Glen, Inc., a Christmas tree farm in Cashiers, NC. Mr. Stepelton is a past president of the Mortgage Broker's Association of Broward County, FL and of the Urban League of Broward County, FL.

Dr. Anthony J. Ard has been Vice President, Secretary and director of the Company's wholly owned subsidiary Capital Network of America Corp., a company providing financial advisory services, since April 1998. Dr. Ard is a physician and since July 1986 has been employed as an Emergency Physician by Broward General Medical Center (Florida), Level 2 Regional Trauma Center. Dr. Ard is a Fellow of American College of Emergency Physicians.

         Directors are elected annually by the shareholders and hold office until the next annual meeting and until their respective successors are elected and qualified. Executive officers are elected by the Board of Directors. Mr. Sherman is the step-son of Mr. Bawarsky. There are no other family relationships among any of the Company's directors and executive officers.


ITEM 10. EXECUTIVE COMPENSATION

         The CEO of the Company did not receive any compensation in 1996 and 1997; and no executive officer received compensation in excess of $100,000.

         The directors of the Company did not receive any compensation in 1997.

Employment Agreements

         The Company accepted the resignations of Messrs. Girrbach and Farmer as executive officers and directors in May of 1997, and their employment agreements were terminated with no further obligation on behalf of the Company. On October 30, 1997, effective upon the acquisition of A.D.S. Advertising Corp. d/b/a The Smith Agency, by the Company, A.D.S. Advertising Corp., entered into an employment agreement with its President Andrew D. smith, who became the Company's president and a director upon the acquisition becoming effective. The employment provides for a salary of $100,000 plus a performance bonus and the use of a motor vehicle.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following sets forth information as of May 29, 1998 of the Company's Common Stock with respect to the shares owned by its officers, directors, both individually and as a group, and by the record and/or beneficial owners of more that 5% of the outstanding amount of such stock.

Name and Address                    Amount and nature of
of beneficial owner                 beneficial ownership                Percentage of Class
-------------------                 --------------------                -------------------

David Bawarsky                      5,478,867(1)                                42.69%
6184 Vista Linda Lane
Boca Raton, FL 33433
Secretary, CEO, Director

Andrew D. Smith                     2,506,000(2)                                19.68%
20955 Vieto Terrace
Boca Raton, FL 33433
President, Director

Dr. Bohdan Moroz                      297,143                                    2.37%
250 Compass Drive
Ft. Lauderdale, FL 33308
Director

Kirk J. Girrbach                      713,293(3)                                 5.65%
6550 N. Federal Highway
Ft. Lauderdale, FL 33308
Treasurer, Director

Douglas A. Stepelton                  698,783(4)                                 5.65%
6550 N. Federal Highway
Ft. Lauderdale, FL 33308

Officers and Directors              8,995,303(1)(2)(3)(4)                       68.49%
As a group (4 persons)

--------------------------------------------------------------------------------

1. Includes 300,000 shares that Mr. Bawarsky has options to purchase.
2. Includes 200,000 shares that Mr. Smith has options to purchase.
3. Includes 100,00 shares that Mr. Girrbach has options to purchase.
4. Includes 100,000 shares that Mr. Stepelton has options to purchase.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

In March 1997 the Company's subsidiary, Quiklab Multimedia Centers, Inc., a Nevada corporation (QuikNV) entered into a merger agreement with Quiklab Multimedia Centers, Inc., a Florida corporation (QuikFL). After the merger the new company was to spun off to the shareholders of the Company. David Bawarsky, a director of the Company, was the President and principal owner of QuiklabFL. Also, Gene Farmer who was Executive Vice President and a director of the Company was also a director of QuiklabFL. The merger was not consummated. In July 1997, at a time when Mr. Bawarsky was the President, director and controlling shareholder of the Company, the merger was terminated by the Company because pursuant to the rules, regulations and/or guidelines of the SEC the principal objective of the transaction could not be accomplished.

In May 1997 the Company was merged with Nitros Franchise Corporation, a company of which David Bawarsky, who was a director of the Company, was President, director and principal shareholder. As a result of the merger Mr. Bawarsky received 2,400,889 shares of the Company's common stock.

In June 1997 the Company issued 144,077 shares and 144,076 shares to Kirk J. Girrbach and Gene Farmer as consultants. Prior to the merger with Nitros Franchise Corporation, Mr. Girrbach was the President, CEO and a director and Gene Farmer was the executive Vice President and director of the Company. Mr. Girrbach is currently the Treasurer and a director of the Company.

In July 1997 the Company acquired Algorhythm Technologies International Inc. for 1,000,000 shares of the Company's common stock. David Bawarsky, the Company's CEO and director (he was President at the time) and Alan J. Kvares (who was a director of the company at the time) were the controlling shareholders and officers of Telephonetics International Inc.

In December 1996 and September 1997 the Company issued Kirk Girrbach 51,429 and 324,420 shares at a price of $.25 per share. The Company has not received the consideration for the shares and Mr. Girrbach has agreed to return the shares to the Company for cancellation. Mr. Girrbach was the President, CEO and a director of the company until May 1997 and is currently the Treasurer and a director of the Company.

In December 1996 and September 1997 the Company issued to Gene Farmer 34,285 and 194,535 shares at a price of $.25 per share. The Company has not received the consideration for the shares and Mr. Farmer has agreed to return the shares to the company for cancellation. Mr. Farmer was the Executive Vice President and a director of the Company until May 1997.

       Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

         None

                                    PART III


Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.


         Information with respect to the Company's directors, and executive officers as of June 30, 1998 is set forth below:

NAME                      AGE      POSITION
----                      ---      --------

Andrew D. Smith            40       President, director

David Bawarsky             43       CEO, Secretary, director

Dr. Bohdan Moroz           60       Director

Kirk J. Girrbach           40       Treasurer, Director, President of subsidiary

Douglas A. Stepelton       53       Vice President, Treasurer, director of
                                    subsidiary

Dr. Anthony J. Ard         44       Vice President, Secretary, director of
                                    subsidiary


         Andrew D. Smith has been President and a director of the Company since November 1997. Mr. Smith is founder, in 1983, and President of the Company's wholly owned subsidiary A.D.S. Advertising Corporation d/b/a The Smith Agency, a fully integrated marketing and advertising company, concentrating primarily on electronic advertising. The Company acquired The Smith Agency in November 1997. In April 1998 Mr. Smith was appointed a director of the Company's wholly owned subsidiary, Capital Network of America Corp.

         David Bawarsky has been CEO since May 1997, Secretary since November 1997 and a director since March 1997 of the Company. Mr. Bawarsky was President of the Company from May 1997 to November 1997. From July 1997 to March 1997 Mr. Bawarsky was President and a director of Telephonetics International, Inc. a Florida company engaged in the business of telephone advertising. Mr. Bawarsky was a consultant to the Company from 1995 to May 1997. Since 1991 Mr. Bawarsky has been the President and principal owner of Quicklab Multimedia Centers, Inc., a Florida company, which provides multimedia services and products. From 1991 to 1997 Mr. Bawarsky was Vice President of Videotape Supply Company, Inc., a Florida company in the business of manufacturing video tapes. He was also an independent video consultant from 1990 to 1997.

         Dr. Bohdan Moroz has been a director of the Company since November 1997. Since 1982 he has been a licensed and practicing physiatrist at Holy Cross Hospital in Ft. Lauderdale, FL. He is a member of the American Medical Association, Canadian Royal College of Physical Medicine & Rehabilitation, American Congress of Physical Medicine & Rehabilitation, and the Broward County Medical Association.

         Kirk J. Girrbach has been a director of the Company since April 1998. Since April 1998 he has been the President, CEO and a director of the Company's wholly owned subsidiary Capital Network of America Corp., a company providing financial advisory services. Mr. Girrbach is a lawyer and since 1990 has conducted a law practice in Ft. Lauderdale, FL., concentrating in the areas of securities, construction law, contracts and real estate. From November 1991 to May 1997 Mr. Girrbach was the President and a director of the Company. From December 1985 to November 1994 he was a certified police officer/detective with the Ft. Lauderdale Police Department and was a court certified expert in the area of code enforcement. Mr. Girrbach is a member of the

American Bar Association and the Association of Trial Lawyers of America.

         Douglas A. Stepelton has been a Vice President, Treasurer and a director of the Company's wholly owned subsidiary Capital Network of America Corp., a company providing financial advisory services, since April 1998. From November 1994 to May 1997 he was a director and the director of Marketing for the Company. Mr. Stepelton was owner of Stepelton Financial Corporation, a licensed mortgage company in Pompano Beach, FL from 1983 to 1994. He is also the owner of Blue Ridge Glen Inc., a Christmas tree farm in Cashiers, NC. Mr. Stepelton is a past president of the Mortgage Broker's Association of Broward County, FL and of the Urban League of Broward County, FL.

         Dr. Anthony J. Ard has been Vice President, Secretary and director of the Company's wholly owned subsidiary Capital Network of America Corp., a company providing financial advisory services, since April 1998. Dr. Ard is a physician and since July 1986 has been employed as an Emergency Physician by Broward General Medical Center (Florida), Level 2 Regional Trauma Center. Dr. Ard is a Fellow of American College of Emergency Physicians.

         Compliance with Section 16(a) of the Exchange Act:

         David Bawarsky:                             2 reports, 3 transactions;
         Jason Sherman:                              2 reports, 2 transactions;
         Dr. Bohdan Moroz:                           1 report, 1 transaction;
         Telephonetics International Inc.:           2 reports; 3 transactions;
         Alan Kvares:                                1 report, 1 transaction;
         Andrew Smith:                               1 report, 7 transactions.


Item. 10. Executive Compensation.

         The CEO of the Company did not receive any compensation in 1996 and 1997; and no executive officer received compensation in excess of $100,000.

         The directors of the Company did not receive any compensation in 1997.

Item. 11. Security Ownership of Certain Beneficial Owners and Management.

The following table sets forth information as of May 29, 1998 of the Company's Common Stock with respect to the shares owned by its officers, directors, both individually and as a group, and by the record and/or beneficial owners of more than 5% of the outstanding amount of such stock.


Name and Address              Amount and nature of
of beneficial owner           beneficial ownership      Percentage of Class
-------------------           --------------------      -------------------

David Bawarsky                5,478,867(1)                   42.69%
6184 Vista Linda Lane
Boca Raton, FL 33433
Secretary, CEO, Director

Andrew D. Smith               2,506,000(2)                   19.68%
20955 Vieto Terrace
Boca Raton, FL 33433
President, Director

Dr. Bohdan Moroz                297,143                       2.37%
250 Compass Drive
Ft. Lauderdale. FL 33308
Director

Kirk J. Girrbach                713,293(3)                    5.65%
6550 N. Federal Highway
Ft. Lauderdale, FL 33308
Treasurer, Director

Douglas A. Stepelton            698,783(4)                    5.65%
6550 N. Federal Highway
Ft. Lauderdale, FL 33308

Officers and Directors        8,995,303(1)(2)(3)(4)          68.49%
as a group (4 persons)

------------------
1. Includes 300,000 shares that Mr. Bawarsky has options to purchase.

2. Includes 200,000 shares that Mr. Smith has options to purchase.

3. Includes 100,000 shares that Mr. Girrbach has options to purchase.

4. Includes 100,000 shares that Mr. Stepelton has options to purchase.

12.  Certain Relationships and Related Transactions.

         In March 1997 the Company's subsidiary, Quiklab Multimedia Centers Inc., a Nevada corporation (QuikNV) entered into a merger agreement with Quiklab Multimedia Centers Inc., a Florida corporation (QuikFL). After the merger the new company was to be spun off to the shareholders of the Company. David Bawarsky, a director of the Company, was the President and principal owner of QuiklabFL. Also, Gene Farmer who was Executive Vice President and a director of the Company was also a director of QuiklabFL. The merger was not consummated. In July 1998, at a time when Mr. Bawarsky was the President, director and controlling shareholder of the Company, the merger was terminated by the Company because pursuant to the rules, regulations and/or guidelines of the SEC the principal objective of the transaction could not be accomplished.

         In May 1997 the Company was merged with Nitros Franchise Corporation, a company of which David Bawarsky, who was a director of the Company, was President, director and principal shareholder. As a result of the merger Mr. Bawarsky received 2,400,889 shares of the Company's common stock.

         In June 1997 the Company issued 144,077 shares and 144,076 shares to Kirk J. Girrbach and Gene Farmer as consultants. Prior to the merger with Nitros Franchise Corporation, Mr. Girrbach was the President, CEO and a director and Gene Farmer was the Excutive Vice President and director of the Company. Mr. Girrbach is currently the Treasurer and a director of the Company.

         In July 1997 the Company acquired Algorhythm Technologies Inc. from Telephonetics International Inc. for 1,000,000 shares of the Company's common stock. David Bawarsky, the Company's CEO and director (he was President at the time) and Alan J. Kvares (who was a director of the Company at the time) were the controlling shareholders and officers of Telephonetics International Inc.

         In December 1996 and September 1997 the Company issued to Kirk Girrbach 51,429 and 324,420 shares at a price of $.25 per share. The Company has not received the consideration for the shares and Mr. Girrbach has agreed to return the shares to the Company for cancellation. Mr. Girrbach was the President, CEO and a director of the Company until May 1997 and is currently the Treasurer and a director of the Company.

         In December 1996 and September 1997 the Company issued to Gene Farmer 34,285 and 194,535 shares at a price of $.25 per share. The Company has not received the consideration for the shares and Mr. Farmer has agreed to return the shares to the Company for cancellation. Mr. Farmer was the Executive Vice President and a director of the Company until May 1997.

         On October 30, 1997, effective upon the acquisition of A.D.S. Advertising Corp. d/b/a The Smith Agency, by the Company, A.D.S. Advertising Corp. entered into an employment agreement with its President Andrew D. Smith, who became the Company's President and a director upon the acquisition becoming effective. The employment agreement provides for a salary of $100,000, plus a performance bonus and the use of a motor vehicle.

13.  Exhibits and Reports on Form 8-K

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

                  Exhibit 3.1 - Registrant's Articles of Incorporation as amended incorporated by reference to the Registrant's 10QSB for the period ended March 31, 1998, except for the July 1998 amendment which is attached.

                  Exhibit 3.2 - Registrant's Bylaws, incorporated by reference to the Registrant's 10QSB for the period ended March 31, 1998.

                  Exhibit 10.1 - Employment agreement between ADS Advertising Corporation and Andrew Smith, dated October 30, 1997, incorporated by reference to the Registrant's 10-QSB for the period ended September 30, 1997.

                  Exhibit 10.2 - Employment agreement between Capital Network of America, Corp. and Kirk J. Girrbach, dated April 13, 1998, incorporated by reference to the Registrant's 10-QSB for the period ended March 31, 1998.

                  Exhibit 10.3 - Employment agreement between Capital Network of America, Corp. and Douglas A. Stepelton, dated April 13, 1998, incorporated by reference to the Registrant's 10-QSB for the period ended March 31, 1998.

                  Exhibit 10.4 - Employment agreement between Capital Network of America, Corp. and Anthony J. Ard, dated April 13, 1998, incorporated by reference to the Registrant's 10-QSB for the period ended March 31, 1998 .

                  Exhibit 16 - Letter of Want & Ender, CPA PC, dated February 9, 1998, incorporated by reference to the Registrant's 8K/A-1 dated March 3, 1998.

                  Exhibit 16.1 - Letter of M.A. Cabrerra & Company P.A. dated June 11, 1998, incorporated by reference to the Registrant's 8K dated June 11, 1998.

                  Exhibit 21 - Subsidiaries of the Registrant.

         B. Reports on Form 8K.

         During the last quarter of 1997 the Registrant did not file any reports on Form 8K.

                                   SIGNATURES



         In compliance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned duly authorized.

QUIKBIZ INTERNET GROUP, INC.,


by:/s/ Andrew Smith, President
   ---------------------------
      ANDREW SMITH, President

Dated: July 6, 1998


         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



/s/Andrew Smith                                           Dated: July 6, 1998
----------------------------------------
Andrew Smith, President, director


/s/David Bawarsky                                         Dated: July 6, 1998
----------------------------------------
David Bawarsky, CEO, Secretary, director


/s/Kirk J. Girrbach                                       Dated: July 6, 1998
----------------------------------------
Kirk J. Girrbach, Treasurer, director


/s/ Bohdan Moroz                                          Dated: July 6, 1998
----------------------------------------
Bohdan Moroz, director