Form 10QSB
period 1998-06-30
QUIKBIZ INTERNET GROUP INC
filed 1998-08-14
CIK 925376

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X]  QUARTERLY REPORT PURSUANT SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

For the quarterly period ended June 30, 1998
                               -------------

[ ]  TRANSITION REPORT PURSUANT SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

For the transition period from _____________________ to ______________________

Commission file number 0-25276
                       -------


                          QUIKBIZ INTERNET GROUP, INC.
--------------------------------------------------------------------------------
         Exact name of small business issuer as specified in its charter

             Nevada                                  88-0320364
--------------------------------------------------------------------------------
(State or other jurisdiction of             I.R.S. Employer Identification No.
          incorporation)

                5310 NW 33rd Drive, Suite 212, Ft. Lauderdale, FL
--------------------------------------------------------------------------------
           33309 (Address of principal executive offices and Zip code)


                                 (954) 739-7005
--------------------------------------------------------------------------------
                (Issuer's telephone number, including area code)


--------------------------------------------------------------------------------
   (Former name, former address and former fiscal year, if changed since last report)


         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [x ] Yes [ ] No

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

         Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by Court. Yes No

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: July 31, 1998: 13,935,240 shares of common stock

         Transitional Small Business Disclosure Format (check one): Yes___  No x

                                      INDEX


                                                                        Page
                                                                        ----

Part I

Condensed Balance Sheets                                                  3
Statement of Operations                                                   4
Statement of Cash Flows                                                   5
Management's Discussion and Analysis or Plan of Operations                6

Part II

Item 1.  Legal Proceedings                                                7
Item 2.  Changes in Securities                                            7
Item 3.  Defaults Upon Senior Securities                                  7
Item 4.  Submission of Matters to a Vote of Security Holders              7
Item 5.  Other Information                                                7
Item 6.  Exhibits and Reports on Form 8-K                                 7
Signatures                                                                9

                          QuikBIZ Internet Group, Inc.
                            Condensed Balance Sheets

                                                       Current Year               Prior Yr
                                                      June 30,1998                Dec. 31, 1997

Current Assets
 Cash                                                     52,467                         40,498
 A/R                                                     204,178                         92,018
 Other Receivables                                       151,167                        151,167
Total Current Assets                                     407,812                        283,683

Fixed Assets
 Net Property & Equipment                                 14,291                         12,291
 Copyright                                                32,236                         32,236
 Accum Amort                                              (6,447)                        (6,447)
Total Fixed Assets                                        40,080                         38,080

Other Assets
 Org Cost                                                 62,811                         52,668
 Accum Amort                                             (31,602)                       (31,602)
 Security                                                  5,761                          5,761
 Goodwill                                                218,326                        218,326
 Franchise Rights                                        225,000                        225,000
 Other Investments                                        21,595                         21,595
Total  Other Assets                                      501,891                        491,748

Total Assets                                             949,783                        813,511

Liabilities
 A/P                                                     309,949                        246,074
 Notes Payable                                           225,000                        225,000
 Accrued Expenses                                         32,699                         34,261
 Notes Payable                                            50,000
 Notes Payable-off                                        12,143
  Line Credit                                             99,713                         95,082
Total Liabilities                                        729,504                        600,417

Shareholders' Equity
Preferred Stock                                           17,248                         17,248
Common Stock                                              21,533                         21,533
Additional Paid In Capital                             1,703,660                      1,706,549
Retained Earnings                                     (1,522,162)                    (1,532,236)
Total  Equity                                            220,279                        213,094

Total Liabilities & Equity                               949,783                        813,511

                         See Accountants Compilation Report


                          QuikBIZ Internet Group, Inc.
                            Statement of Operations

                                                3 Months Ended                         6 Months Ended
                                                     30-Jun                                30-Jun
                                                   (Unaudited)                            (Unaudited)
                                                1998        1997                      1998          1997
                                                ----        ----                      ----          ----
Revenues                                     560,028           -                   840,724             -
CofGS                                        392,573           -                   569,191             -
Gross Profit                                 167,455           -                   271,533             -

Operating Expenses
General & Administrative                     166,201      28,449                   257,761        56,952
Interest                                       2,417           -                     3,698             -
Total Operating Expenses                     168,618      28,449                   261,459        56,952


Net Profit/(Loss)                             (1,163)    (28,449)                   10,074       (56,952)

                       See Accountants' Compilation Report

                          QuikBIZ Internet Group, Inc.
                            Statement of Cash Flows




                                                          Three Months Ended                          Six Months Ended
                                                               30-Jun                                      30-Jun
                                                          1998           1997                        1998            1997
                                                          ----           ----                        ----            ----
Cash Flows From Operations                              (1,163)       (28,449)                     10,074         (56,952)

(Increase)Decrease in Accounts Receivable              (71,018)             -                    (112,160)              -
(Increase)Decrease inOther Assets                      (10,143)             -                     (10,143)              -
Increase(Decrease)in Accounts Payable                   55,622              -                      44,385               -
Increase(Decrease) in Accrued Liab.                     (1,562)             -                      (1,562)              -
Total Adjustments                                      (27,101)             -                     (79,480)              -
Cash Flows From Investing Activities:
Purchase of Property and Equipment                      (2,365)             -                      (2,000)              -
Increase(Decrease) Other Liabilities                    12,143              -                      12,143               -
Net Cash Provided By Investing Activties                 9,778              -                      10,143               -

Cash Flows From Financing Activities:
Receipt of Proceeds from Stock Sales                     7,000         46,500                      16,600          46,500
Net Borrowing on Line of Credit                         63,503              -                      54,632
Net Cash Provided by Financing Activities               70,503         46,500                      71,232          46,500

Net Increase(Decrease) in Cash                          52,017         18,051                      11,969         (10,452)

Cash at Beginning                                          450          3,576                      40,498          32,079

Cash at the End                                         52,467         21,627                      52,467          21,627


                      See Accountants' Compilation Report

Item 2.  Management Discussion and Analysis or Plan of Operations

Results of Operations

During the three month and six month period ended June 30, 1998 the Company had revenues of $560,028 and $840,724 respectively as against no revenues during the three month and six month period ended June 30, 1997. The Company's gross profit was 28.9% and 32.3% of revenue for the three and six month periods ended June 30, 1998. This was due to the operations of the Company's subsidiary, ADS Advertising Corp. ("The Smith Agency"), which was acquired in November 1997. During the three month and six month period ended June 30, 1998 the Company had general and administrative expenses of $166,201 and $250,761 respectively as against $28,449 and $58,952 during the three month and six month period ended June 30, 1997. This was predominately due to the operations of The Smith Agency. That as a result the Company had a net loss of $1,163 for the three month period ended June 30, and a net profit of $10, 074 for the six month period ended June 30, 1998, as against a loss of $28,449 and a loss of $56, 952 respectively for the three month and six month period ended June 30, 1997.


Liquidity and Capital Resources

The Company had cash on hand of $52,467 and accounts receivable, attributable to The Smith Agency, of $204,178 at the end of the six month period ended June 30, 1998 an increase of $112,160 or 122%, $71,018 or 77% of such increase occurred during the three month period ended June 30, 1998. The Company at the end of the six month period ended June 30, 1998 had accounts payable of $309,949 an increase of $55,522 during the six month period and notes payable of $12,143 for expenses paid by the officers of the Company's subsidiary Capital Network of America, Corp. for the subsidiary.

The Company believes that it will be able to meet its obligations through the cash flow of its subsidiaries including QuikLab Multimedia Centers which it acquired in July 1998. In the event it cannot meet its through this avenue it will seek to raise capital, though there is no assurance that the Company will be successful in obtaining capital. In regard to the Company's subsidiaries, it is expected that The Smith Agency will be able to meet its obligations from its revenue; and that the officers of Capital Network of America Corp., pursuant to agreement, will provide for the expenses of that subsidiary for the first year or until it has sufficient revenue. It is anticipated, though there is no assurance, that the recent acquisition of QuikLab Multimedia Centers in July 1998 will further enhance the Company's sales and profitability for the second half of 1998. The Company will continue to seek out additional opportunities through acquisitions and mergers.

Part II

Item 1.  Legal Proceedings

         None


Item 2.  Changes in Securities

         (c) 1. The Registrant sold the following non-registered shares of its common stock in a private placement pursuant to Rule 506 of Regulation D and Sec. 4(2) of the Securities Act of 1933, as amended (the "Act") at a price of $.10 per share:

         April 3, 1998 - 20,000 shares, $2,000.00;

         2. June 1, 1998, 100,000 shares of common stock for $5,000.00 ($.05 per share) pursuant to Sec. 4(2) of the Act.

         3. In April 1998 the Registrant issued a total of 1,525,000 shares of its common stock pursuant to 4(2) of the Act in accordance with employment agreements of its subsidiary Capital Network of America, Corp.


Item 3.  Defaults Upon Senior Securities

         Not Applicable


Item 4.  Submission of Matters to a Vote of Security Holders

         On May 20, 1998, the change of name of the Registrant to QuikBIZ Internet Group, Inc., was approved by consent of a majority of the shareholders entitled to vote thereon.

Item 5.  Other Information

         None

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

                  Exhibit 2.3 - Acquisition Agreement between the Registrant and QuikLab Multimedia Centers, Inc., dated June 25, 1998, incorporated by reference to the Registrant's 8-K dated July 23, 1998.

                  Exhibit 3.1 - Registrant's Articles of Incorporation as amended, incorporated by reference to the Registrant's 10-QSB for the period ended March 31, 1998 and 10-KSB for the period ended December 31, 1997.

                  Exhibit 3.2 - Registrant's Bylaws, incorporated by reference to the Registrant's 10-QSB for the period ended March 31, 1998.

                  Exhibit 10.1 - Employment agreement between ADS Advertising Corporation and Andrew Smith, dated October 30, 1997, incorporated by reference to the Registrant's 10-QSB for the period ended September 30, 1997.

                  Exhibit 10.2 - Employment agreement between Capital Network of America, Corp. and Kirk J. Girrbach, dated April 13, 1998, incorporated by reference to the Registrants's 10-QSB for the period ended March 31, 1998.

                  Exhibit 10.3 - Employment agreement between Capital Network of America, Corp. and Douglas A. Stepelton, dated April 13, 1998, incorporated by reference to the Registrants's 10-QSB for the period ended March 31, 1998.

                  Exhibit 10.4 - Employment agreement between Capital Network of America, Corp. and Anthony J. Ard, dated April 13, 1998, incorporated by reference to the Registrants's 10-QSB for the period ended March 31, 1998.

                  Exhibit 10.5 - Amended employment agreement between Capital Network of America, Corp. and Kirk J. Girrbach, dated July 6, 1998.

                  Exhibit 10.6 - Addendum to Employment Contract for Kirk J. Girrbach, Douglas A. Stepelton and Anthony J. Ard dated July 7, 1998.

         B. During the period ended June 30, 1998, the Registrant filed the following 8Ks:

         8K dated June 11, 1998: reporting the change in independent accountants by the resignation of M.A. Cabrera & Co. PA.

         8K dated June 24, 1998, reporting the change of independent accountants by the retaining of Want & Ender CPA.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                                QUIKBIZ INTERNET GROUP, INC.
                                                -------------------------------
                                                Registrant


Date: August 13, 1998                           /s/DAVID BAWARSKY
                                                -------------------------------
                                                DAVID BARWARSKY, CEO



Date: August 13, 1998                           /s/KIRK J. GIRRBACH
                                                -------------------------------
                                                KIRK J. GIRRBACH, Treasurer