Form 10QSB/A
period 1998-06-30
QUIKBIZ INTERNET GROUP INC
filed 1998-12-09
CIK 925376

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB/A

[X]  QUARTERLY REPORT PURSUANT SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                                    ACT OF 1934

For the quarterly period ended June 30, 1998
                               -------------

[ ]  TRANSITION REPORT PURSUANT SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                                    ACT OF 1934

For the transition period from ___________ to ___________

Commission file number 0-25276
                       -------

                          QUIKBIZ INTERNET GROUP, INC.
--------------------------------------------------------------------------------
         Exact name of small business issuer as specified in its charter

          Nevada                                     88-0320364
------------------------------          ----------------------------------------
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


         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
[x] Yes [ ] No

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

         Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by Court. Yes___ No ___

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: July 31, 1998: 13,935,240 shares of common stock

         Transitional Small Business Disclosure Format (check one): Yes __ No x
                                                                             ---

                                      INDEX
                                      -----


                                                                          Page
                                                                          ----

Part I
------

Condensed Balance Sheets                                                   3
Statement of Operations                                                    4
Statement of Cash Flows                                                    5
Management's Discussion and Analysis or Plan of Operations                 6

Part II
-------

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

                          QuikBIZ Internet Group, Inc.
                            Condensed Balance Sheets

                                                       Current Year               Prior Yr
                                                      June 30,1998                Dec. 31, 1997

Current Assets
 Cash                                                     51,367                         40,498
 A/R                                                     204,178                         92,018
 Other Receivables                                       151,167                        151,167
Total Current Assets                                     406,712                        283,683

Fixed Assets
 Net Property & Equipment                                 14,291                         12,291
 Copyright                                                32,236                         32,236
 Accum Amort                                              (6,447)                        (6,447)
Total Fixed Assets                                        40,080                         38,080

Other Assets
 Org Cost                                                 62,811                         52,668
 Accum Amort                                             (31,602)                       (31,602)
 Security                                                  5,761                          5,761
 Goodwill                                                218,326                        218,326
 Franchise Rights                                        225,000                        225,000
 Other Investments                                        21,595                         21,595
Total  Other Assets                                      501,891                        491,748

Total Assets                                             948,683                        813,511

Liabilities
 A/P                                                     309,949                        246,074
 Notes Payable                                           225,000                        225,000
 Accrued Expenses                                         32,699                         34,261
 Notes Payable                                            50,000
 Notes Payable-off                                        12,143
  Line Credit                                             99,713                         95,082
Total Liabilities                                        729,504                        600,417

Shareholders' Equity
Preferred Stock                                           17,248                         17,248
Common Stock                                              21,533                         21,533
Additional Paid In Capital                             1,706,549                      1,706,549
Retained Earnings                                     (1,526,151)                    (1,532,236)
Total  Equity                                            219,179                        213,094

Total Liabilities & Equity                               948,683                        813,511

                         See Accountants Compilation Report


                          QuikBIZ Internet Group, Inc.
                            Statement of Operations

                                                3 Months Ended                         6 Months Ended
                                                     30-Jun                                30-Jun
                                                   (Unaudited)                            (Unaudited)
                                                1998        1997                      1998          1997
                                                ----        ----                      ----          ----
Revenues                                     427,439           -                   708,135             -
CofGS                                        254,253           -                   430,871             -
Gross Profit                                 173,186           -                   277,264             -

Operating Expenses
General & Administrative                     174,207      28,449                   265,767        56,952
Interest                                       4,130           -                     5,411             -
Total Operating Expenses                     178,337      28,449                   271,178        56,952


Net Profit/(Loss)                             (5,151)    (28,449)                    6,088       (56,952)

                       See Accountants' Compilation Report

                          QuikBIZ Internet Group, Inc.
                            Statement of Cash Flows




                                                          Three Months Ended                          Six Months Ended
                                                               30-Jun                                      30-Jun
                                                          1998           1997                        1998            1997
                                                          ----           ----                        ----            ----
Cash Flows From Operations                              (5,151)       (28,449)                     10,074         (56,952)

(Increase)Decrease in Accounts Receivable              (71,018)             -                    (112,160)              -
(Increase)Decrease inOther Assets                      (10,143)             -                     (10,143)              -
Increase(Decrease)in Accounts Payable                   55,622              -                      44,385               -
Increase(Decrease) in Accrued Liab.                     (1,562)             -                      (1,562)              -
Total Adjustments                                      (27,101)             -                     (79,480)              -
Cash Flows From Investing Activities:
Purchase of Property and Equipment                      (2,365)             -                      (2,000)              -
Increase(Decrease) Other Liabilities                    12,143              -                      12,143               -
Net Cash Provided By Investing Activties                 9,778              -                      10,143               -

Cash Flows From Financing Activities:
Receipt of Proceeds from Stock Sales                     9,888         46,500                      16,600          46,500
Net Borrowing on Line of Credit                         63,503              -                      54,632
Net Cash Provided by Financing Activities               73,391         46,500                      71,232          46,500

Net Increase(Decrease) in Cash                          50,917         18,051                      11,969         (10,452)

Cash at Beginning                                          450          3,576                      40,498          32,079

Cash at the End                                         51,367         21,627                      52,467          21,627

                      See Accountants' Compilation Report

Item 2.  Management Discussion and Analysis or Plan of Operations

Results of Operations
---------------------

         During the three month and six month period ended June 30, 1998 the Company had revenues of $427,439 and $708,135 respectively as against no revenues during the three month and six month period ended June 30, 1997. The Company's gross profit was 40.5% and 39.1% of revenue for the three and six month periods ended June 30, 1998. This was due to the operations of the Company's subsidiary, ADS Advertising Corp. ("The Smith Agency"), which was acquired in November 1997. During the three month and six month period ended June 30, 1998 the Company had general and administrative expenses of $174,207 and $265,767 respectively as against $28,449 and $56,952 during the three month and six month period ended June 30, 1997. This was predominately due to the operations of The Smith Agency. That as a result the Company had a net loss of $5,151 for the three month period ended June 30, and a net profit of $6,088 for the six month period ended June 30, 1998, as against a loss of $28,449 and a loss of $56,952 respectively for the three month and six month period ended June 30, 1997.


Liquidity and Capital Resources
-------------------------------

         The Company had cash on hand of $51,367 and accounts receiveable, attributable to The Smith Agency, of $204,178 at the end of the six month period ended June 30, 1998 an increase of $112,160 or 122%, $71,018 or 77% of such increase occured during the three month period ended June 30, 1998. The Company at the end of the six month period ended June 30, 1998 had accounts payable of $309,949 an increase of $55,522 during the six month period and notes payable of $12,143 for expenses paid by the officers of the Company's subsidiary Capital Network of America, Corp. for the subsidiary.

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

                  Exhibit 10.5 - Amended employment agreement between Capital Network of America, Corp. and Kirk J. Girrbach, dated July 6, 1998, incorporated by reference to the Registrant's 10-QSB for the period ended June 30, 1998.

                  Exhibit 10.6 - Addendum to Employment Contract for Kirk J. Girrbach, Douglas A. Stepelton and Anthony J. Ard dated July 7, 1998, incorporated by reference to the Registrant's 10-QSB for the period ended June 30, 1998..

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



                                                  QUIKBIZ INTERNET GROUP, INC.
                                                  ------------------------------
                                                  Registrant


Date: December 8, 1998                            s/ANDREW SMITH
                                                  ------------------------------
                                                  ANDREW SMITH, President



Date: December 8, 1998                            s/KIRK J. GIRRBACH
                                                  ------------------------------
                                                  KIRK J. GIRRBACH, Treasurer