Form 10QSB
period 1998-09-30
QUIKBIZ INTERNET GROUP INC
filed 1998-12-09
CIK 925376

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X]  QUARTERLY REPORT PURSUANT SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

For the quarterly period ended September 30, 1998
                               ------------------

[ ]  TRANSITION REPORT PURSUANT SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

For the transition period from _________________ to _________________

Commission file number 0-25276
                       -------

                          QUIKBIZ INTERNET GROUP, INC.
--------------------------------------------------------------------------------
         Exact name of small business issuer as specified in its charter

           Nevada                                  88-0320364
--------------------------------       -----------------------------------
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

         Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by Court. Yes__ No__

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: November 4, 1998:
14,375,240 shares of common stock

       Transitional Small Business Disclosure Format (check one): Yes__ No  x
                                                                           ---

                                      INDEX
                                      -----


                                                                           Page
                                                                           ----

Part I
------

Condensed Balance Sheets                                                     3
Statement of Operations                                                      4
Statement of Cash Flows                                                      5
Management's Discussion and Analysis or Plan of Operations                   6

Part II
-------

Item 1.  Legal Proceedings                                                   9
Item 2.  Changes in Securities                                               9
Item 3.  Defaults Upon Senior Securities                                     9
Item 4.  Submission of Matters to a Vote of Security Holders                 9
Item 5.  Other Information                                                   9
Item 6.  Exhibits and Reports on Form 8-K                                   10
Signatures

                          QuikBIZ Internet Group, Inc.
                           Consolidated Balance Sheet

                                                      Current Year                 Prior Yr
                                                     Sept. 30, 1998              Dec. 31, 1997
                                                     --------------              -------------
Current Assets
 Cash                                                     71,909                       40,498
 A/R                                                     492,009                       92,018
 Other Receivables                                       169,433                      151,167
 Inventories                                              14,468
 Prepaid Rent                                                988
Total Current Assets                                     748,807                      283,683

Fixed Assets
 Net Property & Equipment                                201,563                       12,291
 Copyright                                                32,236                       32,236
 Accum Amort                                              (6,447)                      (6,447)
Total Fixed Assets                                       227,352                       38,080

Other Assets
 Org Cost                                                 63,689                       52,668
 Accum Amort                                             (32,480)                     (31,602)
 Security                                                 17,119                        5,761
 Goodwill                                                218,326                      218,326
 Franchise Rights                                              -                      225,000
 Other Investments                                        11,000                       21,595
Total  Other Assets                                      277,654                      491,748

Total Assets                                           1,253,813                      813,511

Liabilities
 A/P                                                     636,071                      246,074
 Notes Payable                                                 -                      225,000
 Accrued Expenses                                        128,502                       34,261
 Notes Payable                                            50,000
 Notes Payable-off                                        24,143
  Line Credit                                            104,426                       95,082
Total Liabilities                                        943,142                      600,417

Shareholders' Equity
Preferred Stock                                           17,248                       17,248
Common Stock                                              22,733                       21,533
Additional Paid In Capital                             1,764,074                    1,706,549
Retained Earnings                                     (1,493,384)                  (1,532,236)
Total  Equity                                            310,671                      213,094

Total Liabilities & Equity                             1,253,813                      813,511

                      See Accountants' Compilation Report

                          QuikBIZ Internet Group, Inc.
                      Consolidated Statement of Operations



                                     3 Months Ended                         9 Months Ended
                                             30-Sep                                 30-Sep
                                         (Unaudited)                            (Unaudited)
                                                1998        1997                      1998          1997
                                                ----        ----                      ----          ----
Revenues                                     992,149           -                 1,700,284             -
CofGS                                        586,062           -                 1,016,933             -
Gross Profit                                 406,087           -                   683,351             -

Operating Expenses
General & Administrative                     370,016      16,541                   635,783        73,493
Interest                                       3,304           -                     8,715             -
Total Operating Expenses                     373,320      16,541                   644,498        73,493


Net Profit/(Loss)                             32,767     (16,541)                   38,853       (73,493)



                      See Accountants' Compilation Report

                          QuikBIZ Internet Group, Inc.
                           Statement of Cash Flows


                                               Three Months Ended                           Nine Months Ended
                                                     30-Sep                                     30-Sep
                                                      1998             1997                      1998               1997
                                                      ----             ----                      ----               ----
Cash Flows From Operations                              32,767        (16,541)                     38,853         (73,493)

(Increase)Decrease in Accounts Receivable             (287,831)             -                    (399,991)              -
(Increase)Decrease inOther Assets                      190,515              -                     180,372               -
Increase(Decrease)in Accounts Payable                  345,612              -                     389,997               -
Increase(Decrease) in Accrued Liab.                     95,803              -                      94,241               -
Total Adjustments                                      344,099              -                     264,619               -
Cash Flows From Investing Activities:
Purchase of Property and Equipment                    (187,272)             -                    (189,272)              -
Increase(Decrease) Other Liabilities                  (213,000)             -                    (200,857)              -
Net Cash Provided By Investing Activties              (400,272)             -                    (390,129)              -

Cash Flows From Financing Activities:
Receipt of Proceeds from Stock Sales                    42,124         (3,750)                     58,724          42,750
Net Borrowing on Line of Credit                          1,824              -                      59,344
Net Cash Provided by Financing Activities               43,948         (3,750)                    118,068          42,750

Net Increase(Decrease) in Cash                          20,542        (20,291)                     31,411         (30,743)

Cash at Beginning                                       51,367         21,627                      40,498          32,079

Cash at the End                                         71,909          1,336                      71,909           1,336


                      See Accountants' Compilation Report

Management Discussion and Analysis or Plan of Operations

Results of Operations
---------------------

During the three month and nine month period ended September 30, 1998 the Company had revenues of $992,149 and $1,700,284, respectively as against no revenues during the three month and nine month period ended September 30, 1997. The Company's gross profit was 40.9% and 40.1% of revenue for the three and nine month periods ended September 30, 1998. This was due to the operations of the Company's subsidiaries, ADS Advertising Corp. ("The Smith Agency"), which during the three and nine month period ended September 30, 1998 had revenues of $626,922 and $1,335,058, respectively which was acquired in November 1997, and QuikLab Multimedia Centers, Inc., which during the three month period ended September 30, 1998 had revenues of $365,226, which was acquired in July 1998. During the three month and nine month period ended September 30, 1998 the Company had general and administrative expenses of $370,016 and $625,783 respectively as against $16,541 and $73,493 during the three month and nine month period ended September 30, 1997. This was predominately due to the operations of the Company's subsidiaries, ADS Advertising Corp. ("The Smith Agency"), which during the three and nine month period ended September 30, 1998 had administrative expenses of $111,958 and $357,351, and QuikLab Multimedia Centers, Inc., which during the three month period ended September 30, 1998 had administrative expenses of $158,751. That as a result the Company had a net profit of $32,767 for the three month period ended September 30, and a net profit of $38,853 for the nine month period ended September 30, 1998, as against a loss of $16,541 and a loss of $73,493, respectively for the three month and nine month period ended September 30, 1997.


Liquidity and Capital Resources
-------------------------------

The Company had cash on hand of $71,909 at the end of the nine month period ended September 30, 1998, of which $20,068 was attributable to The Smith Agency, and $31,360 was attributable to QuikLab Multimedia Centers. The Company had accounts receivable of $492,009 at the end of the nine month period ended September 30, 1998 of which $380,595 was attributable to The Smith Agency, and $111,414 was attributable to QuikLab Multimedia Centers, an increase of $287,831 or 140% of such increase occurred during the three month period ended September 30, 1998. The Company at the end of the nine month period ended September 30, 1998 had accounts payable of $636,071 an increase of $326,122 during the nine month period ended September 30. The accounts payable was due to the operations of the Company's subsidiaries, ADS Advertising Corp. ("The Smith Agency"), which during the three month period ended September 30, 1998 had accounts payable of $432,973, and QuikLab Multimedia Centers, Inc., which during the three month period ended September 30, 1998 had accounts payable of $203,098. The Company had notes payable of $24,143 for expenses paid by the officers of the Company's subsidiary QBIZ Business Centers, Inc., f/k/a Capital Network of America, Corp. for the subsidiary.

The Company believes that it will be able to meet its obligations through the cash flow of its subsidiaries including QuikLab Multimedia Centers, Inc. which it acquired in July 1998. In the event it cannot meet its through this avenue it will seek to raise capital, though there is no assurance that the Company will be successful in obtaining capital. In regard to the Company's subsidiaries, it is expected that The Smith Agency and QuikLab Multimedia Centers will be able to meet their respective obligations from their revenue; and that the officers of QBIZ Business Centers, Inc., pursuant to agreement, will provide for the expenses of that subsidiary for the first year or until it has sufficient revenue. The recent acquisition of QuikLab Multimedia Centers in July 1998 has further enhanced the Company's sales and profitability for the third quarter of 1998, and is expected to further enhance same for the remainder of 1998. The Company will continue to seek out additional opportunities through acquisitions and mergers.


YEAR 2000 ISSUE
---------------

         Thirty to forty years ago, when business began to depend on computers, electronic memory was limited and storage was expensive. To save space and money, programmers designated years with only two digits, not four. Barring corrective actin, a computer program that has date sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. The Year 2000 presents potential concerns for business and consumer computing. The consequences of this issue may include systems failures and business process interruption. The problem exists for many kinds of software and hardware, including mainframes, mini computers, PCs, and embedded systems. Aside from the well-known calculation problems with the use of 2-digit date formats as the year changes from 1999 to 2000, the Year 2000 is a special case leap year and in many organizations using older technology, dates were used for special programmatic functions.

         The Year 2000 issue also affects the Registrant's internal systems, including information technology (IT) and non-IT systems. The Registrant through all of its subsidiaries, Quiklab Multimedia Centers, Inc., A.D.S. Advertising Agency, Inc. and QUBIZ Business Centers, Inc., is assessing the readiness of its systems for handling the Year 2000. Although the assessment is still underway, management currently believes that all material systems will be compliant by the Year 2000 and that the cost to address the issues is not material. Nevertheless, the Registrant is creating contingency plans for certain internal systems.

         The Registrant is in the process of gathering, testing, and producing information about its technologies impacted by the Year 2000 transition. First, the Registrant classified its core products into categories of compliance renovation (identify problems develop solution strategies and support plans budget), testing (validate the integrity, functionality and performance of all systems and how they interact with one another), implementation (successfully operate in a production environment without impact to customers), and certification (prepared for Year 2000). However, variability of definitions of "certification" with the Year 2000 and of different combinations of software, firmware, and hardware may lead to lawsuits against the Registrant. The outcome of such lawsuits and the impact on the Registrant are not estimable at this time.

         All organizations dealing with the Year 2000 must address the effect this issue will have on their third-party supply chain. The Registrant is undertaking steps to identify its vendors and to formulate a system of working with key third-parties to understand their ability to continue providing services and products through the change to 2000. The Registrant has requested Year 2000 compliance certification from each of its major vendors and suppliers for their hardware or software products and for their internal business applications and processes. Registrant will work directly with its key vendors, distributors, and resellers, and partner with them if necessary, to avoid any business interruptions in 2000. Notwithstanding the substantive work efforts described above, the corporation could potentially experience disruptions to some aspects of its various activities and operations, including those resulting from non-compliant systems utilized by unrelated third-party governmental and business entities. Work is underway to develop contingency plans in order to attempt to mitigate the extent of potential disruption to business operations.

         The Y2K problem is of paramount importance to the Registrant, the internet related services industry, and the global economy. Through September 1998, we have dedicated three people and about $10,000 to work toward

Y2K compliance so that our computer networks will be abe to accurately process data before, during and after the calendar changes on December 31, 1999. The Registrant does not estimate that there will be any additional costs required to reach compliance. Each of the Registrant's subsidiaries utilized existing internal operating budgets for remediation. The ultimate total cost to the Registrant in achieving Year 2000 compliant systems is not expected to be a material incremental cost impacting the Registrant's operations, financial condition or liquidity.

         Resolving Year 2000 issues is a worldwide phenomenon that will likely absorb a substantial portion of IT budgets and attention in the near term. Certain industry analysts believe the Year 2000 issue will accelerate the trend toward distributed PC-based systems from mainframe systems while others believe a majority of IT resources will be devoted to fixing older mainframe software in lieu of large scale transitions to systems. The impact of the Year 2000 on future Registrant revenue is difficult to discern but is a risk to be considered in evaluating future growth of the Registrant.

         The Registrant is in the process of identifying operating and application software challenges related to the Year 2000. While the Registrant expects to resolve Year 2000 compliance issues substantially through normal replacement and upgrades of software, there can be no assurance that there will not be interruption of operations or other limitations of system functionality or that the Registrant will not incur substantial costs to avoid such limitations. Any failure to effectively monitor, implement or improve the Registrant's operational, financial, management and technical support systems could have a material adverse effect on the Registrant's business and consolidated results of operations.

         Achieving Year 2000 compliance is dependent on many factors, some of which are not completely within the Registrant's control. Should either the Registrant's internal systems or the internal systems of one or more significant vendors or suppliers fail to achieve Year 2000 compliance, the Registrant's business and its results of operations could be adversely affected. While we are working closely and diligently with public utilities, third parties, unrelated third party governmental and business entities, their performance ultimately is beyond our control. For these key third parties, contingency plans will be developed. Work is underway to develop business contingency plans in order to attempt to mitigate the extent of potential disruption to business operations. That said, once we finish testing our most critical systems in 1998, we will spend most of 1999 implementing plans to minimize risk that might result if counterparties and other firms with which we do business experience problems at the turn of the century.

Part II

Item 1.  Legal Proceedings

         None


Item 2.  Changes in Securities

         (c) 1. In July 1998 the Registrant issued a total of 1,000,000 shares of its common stock pursuant to Sec. 4(2) of the Securities Act of 1933, as amended (the "Act") in accordance with employment agreements of its subsidiary QBIZ Business Ceners, Inc., f/k/a Capital Network of America, Corp.

         2. On August 25, 1998 the Registrant issued a total of 240,000 shares of its common stock pursuant to Sec. 4(2) of the Act to two individuals for services rendered.

         3. On August 25, 1998, the Registrant issued 200,000 shares of common stock for $50,000.00 ($.40 per share) pursuant to Sec. 4(2) of the Act.

         4. On September 30, 1998, the Registrant issued 9,868 shares of common stock pursuant to an agreement for services and representation pursuant to Sec. 4(2) of the Act.

Item 3.  Defaults Upon Senior Securities

         Not Applicable


Item 4.  Submission of Matters to a Vote of Security Holders

         On August 24, 1998, the change of name of the Registrant's subsidiary, Capital Network of America Corp. to QBIZ Business Centers Inc., was approved by consent of a majority of the shareholders entitled to vote thereon.


Item 5.  Other Information

         In September 1998 the Registrant agreed to extend the time by which Kirk J. Girrbach and Gene Farmer had to return 375,849 and 228,820 shares respectively, which had not been paid for, from September 30, 1998 up to and including December 31, 1998.

         In July 1998 the Registrant entered into a financial consulting agreement with M.H. Meyerson & Co. Inc. ("Meyerson"). Under the terms of the agreement Meyerson will provide investment banking services on a non-exclusive basis for a period of five years. Among the services to be provided by Meyerson will be to assist in mergers, acquisitions and internal capital structuring and the placement of new debt and equity issues of the Registrant. Meyerson will endeavor, subject to market conditions, to assist the Registrant in identifying corporate candidates for mergers and acquisitions and sources of private and institutional funds; to provide planning, structuring, strategic and other advisory services. Meyerson will have the option, during the term of the agreement, to perform all financings to be done by the Registrant. In consideration for these services the Registrant paid Meyerson the sum of $20,000 and granted Meyerson five year Warrants to purchase a total of 600,000 shares of the Registrant's common stock at an exercise price of $.25 per share. The Warrants also contain, a one time, demand and piggyback registration rights of the shares underlying the Warrants at the expense of the Registrant. The demand and piggyback registration rights are exercisable commencing one year from the date of the agreement upon demand by the holders of 51% of the Warrants not exercised and the shares issued upon exercise of the Warrants. In regard to the piggyback registration rights, if there is an underwriter and the underwriter objects to the inclusion of the shares, the shares shall not be included in the registration statement. In addition, commencing one year from the date of agreement, Meyerson also has the right of a cashless exercise option of the Warrants. If this option is elected, the holders of the Warrants will be entitled to receive the equivalent of shares that may be sold under Rule 144. The amount of shares to be issued will be based on the fair market value per share on the date of exercise and shall be valued at the average of the daily closing price for the five consecutive trading days immediately preceding the date of exercise.

         In July 1998 the Registrant entered into a legal representation agreement with Kirk J. Girrbach, Esq. Mr. Girrbach is the Treasurer and a director of the Registrant and is the President of its subsidiary, QBIZ Business Centers Inc. Under the terms of the agreement Mr. Girrbach will provide legal services to the Registrant for matters concerning the Registrant from time to time. The Registrant has the right to terminate the agreement at any time. In consideration of these services the Registrant has agreed to pay Mr. Girrbach, on a quarterly basis, at the rate of $200.00 per hour and reimburse him for costs and expenses. Payment will be in the form of shares of common stock based upon the bid price of the Registrant's stock at the end of the quarter. The shares will be registered on Form S-8 under the Act.

         During the quarter, the Registrant redefined the business plan for its subsidiary, QBIZ Internet Centers Inc. Instead of providing financial advisory services, it is being developed as retail franchises to provide Internet consulting and marketing services to businesses, organizations and institutions, that are seeking direction, administration and marketing utilizing the Internet. At the present time no franchises have been opened.


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

                  Exhibit 10.5 - Amended employment agreement between Capital Network of America, Corp. and Kirk J. Girrbach, dated July 6, 1998.

                  Exhibit 10.6 - Addendum to Employment Contract for Kirk J. Girrbach, Douglas A. Stepelton and Anthony J. Ard dated July 7, 1998.

                  Exhibit 10.7 - Agreement for services and representation between the Registrant and Kirk J. Girrbach, Esq., dated July 15, 1998

                  Exhibit 10.8 - Investment Banking Agreement between the Registrant and M.H. Meyerson & Co. , Inc. dated July 14, 1998 and amendment dated November 17, 1998.


         B. During the period ended September 30, 1998, the Registrant filed the following 8Ks:

         8K dated July 23, 1998: reporting the acquisition of QuikLab Multimedia Centers, Inc.

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