Form 10QSB/A
period 1997-06-30
QUIKBIZ INTERNET GROUP INC
filed 1998-12-29
CIK 925376

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 FORM 10-QSB/A-1

[X]  QUARTERLY REPORT PURSUANT SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1997

[ ]  TRANSITION REPORT PURSUANT SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

Commission file number 0-25276

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

            5310 NW 33rd Avenue, Suite 212, Ft. Lauderdale, FL 33309
            --------------------------------------------------------
              (Address of principal executive offices and Zip code)


                                 (954) 739-7005
                                 --------------
                 (Issuer's telephone number, including area code)

--------------------------------------------------------------------------------
   (Former name, former address and former fiscal year, if changed since last report)


         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
[ x ] Yes  [ ] No

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

         Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by Court. Yes___ No___

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: July 31, 1997: 9,603,556 shares of common stock

         Transitional Small Business Disclosure Format (check one): Yes__ No [X]

Item 2.  Management Discussion and Analysis or Plan of Operations

Results of Operations
---------------------

         During the three month period ended June 30, 1997 as well as the three month period ended June 30, 1996 the Company had no revenues and had no revenues during the six month period ended June 30, 1997 as against revenue of $12,400.00 during the six month period ended June 30, 1996. The lack of revenue was a result of the Company phasing out of its video production business and considering a new direction. During the three month period ended June 30, 1997 the Company had general and administrative expenses of $28,449 as against $32,874 for the three months ended June 30, 1996, and in the six month period ended June 30, 1997 had general and administrative expenses of $56,952 as against $35,789 for the six month period ended June 30, 1996.

Liquidity and Capital Resources
-------------------------------

         The Company's cash on hand decreased by $10,452 during the six month period ended June 30, 1997.
         During the three month period ended June 30, 1997 the Company realized $46,500 from the exercise of stock options and applied the funds to working capital.

         As a result of the merger with Nitros Franchise Corporation in May 1997 and the change in management as a result of the merger, the Company is considering a new direction, including the focusing on internet related business. The Company upon the expiration of its current contract obligations will discontinue its CD Rom training division.

         The Company in order to implement its new business plan and meet its obligations will seek to raise capital and/or make acquisitions. There is no assurance that the Company will be successful in obtaining capital or in making any acquisition.

                       Algorythm Technologies Corporation
        (Formerly Nitros Franchise Corporation and Digimedia USA, Inc.)
                                 Balance Sheet

                                                    Current Yr     Prior Yr
                                                    30-Jun-97      Dec. 31, 1996

Current Assets
 Cash                                                21,627           32,079
 A/R
 Other Receivables                                   21,428           21,428
Total Current Assets                                 43,055           53,507

Fixed Assets
 Net Property & Equipment                               835              835
 Copyright                                           32,236           32,236
 Accum Amort                                         (4,298)          (4,298)
Total Fixed Assets                                   28,773           28,773

Other Assets
 Org Cost                                            52,668           52,668
 Accum Amort                                        (21,068)         (21,068)
 Security                                             1,075            1,075
 Goodwill
 Franchise Rights
 Other Investments
Total Other Assets                                   32,675           32,675

Total Assets                                        104,503          114,955

Liabilities
 A/P
 Notes Payable                                       16,667           16,667
 Accrued Expenses
 Line Credit
Total Liabilities                                    16,667           16,667

Shareholders' Equity
Preferred Stock                                      17,248           17,248
Common Stock                                          3,445            3,445
Additional Paid in Capital                        1,543,176        1,496,676
Retained Earnings                                (1,476,033)      (1,419,081)
Total Equity                                         87,836           98,288

Total Liabilities & Equity                          104,503          114,955


                      See Accountants' Compilation Report

                       Algorythm Technologies Corporation
        (Formerly Nitros Franchise Corporation and Digimedia USA, Inc.)
                                INCOME STATEMENT



                                             3 Months Ended                  6 Months Ended
                                                 June 30,                       June 30,
                                               (Unaudited)                     (Unaudited)
                                                   1997        1996               1997          1996
Revenues                                              -                             -          12,400

Operating Expenses
General & Administrative                         28,449       32,874           56,952          35,789
Video Production                                              10,928                           10,928
Marketing                                                     13,216                           13,216

Total Operating Expenses                         28,449       57,018           56,952          59,933


Net Profit/(Loss)                               (28,449)     (57,018)         (56,952)        (47,533)





                       See Accountants' Compilation Report

                       Algorythm Technologies Corporation
        (Formerly Nitros Franchise Corporation and Digimedia USA, Inc.)
                                   Cash Flow


                                                    Three Months Ended             Six Months Ended
                                                         30-Jun                        30-Jun
                                                          1997          1996             1997            1996
Cash Flows From Operations                               (28,449)     (57,018)        (56,952)         (47,533)

Cash Flows From Investing Activities:
Purchase of Property and Equipment                                       (659)                            (659)
Increase (Decrease) Notes Off                            (16,607)     (16,607)                         (16,607)
Net Cash Provided By Investing Activities                             (17,266)                         (17,266)

Cash Flows From Financing Activities:
Receipt of Proceeds from Stock Sales                      46,500      113,990          46,500          113,990

Net Cash Provided by Financing Activities                 46,500      113,990          46,500          113,990

Net Increase (Decrease) in Cash                           18,051       39,706         (10,452)          49,191




                       See Accountants' Compilation Report

Part II

Item 1.  Legal Proceedings

         None

Item 2.  Changes in Securities

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


Item 5.  Other Information

         On May 14, 1997 as a result of the merger between the Registrant and Nitros Franchise Corporations David Bawarsky received 2,400,889 shares, Alan J. Kvares received 2,150,889 shares and Jason Sherman received 2,150,889 shares of the Registrant in exchange for their shares of Nitros Franchise Corporation. This transaction resulted in a change of management. David Bawarsky was appointed President, CEO and a director, Alan J. Kvares was appointed Secretary and a director, and Jason Sherman was appointed Vice President and a director. Thereafter on July 18, 1997, Telephonetics International, Inc. acquired 2,600,000 shares from Mr. Bawarsky and 2,075,889 shares from Mr. Kvares. This transaction was reported in a Form 8-K dated August 1, 1997. The table below represents the information as to security ownership set forth in that filing.


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


-----------------

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



                                                    QUIKBIZ INTERNET GROUP, INC.
                                                    ----------------------------
                                                             Registrant


Date: December 23, 1998                             /s/ ANDREW SMITH
                                                    ----------------------------
                                                    Andrew Smith, President



Date: December 23, 1998                             /s/ KIRK GIRRBACH
                                                    ----------------------------
                                                    Kirk Girrbach, Treasurer