Form 10QSB/A
period 1997-09-30
QUIKBIZ INTERNET GROUP INC
filed 1998-12-29
CIK 925376

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


                                 (954) 739-7005
                                 --------------
                 (Issuer'stelephone number, including area code)


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

                       Algorythm Technologies Corporation
         (Formerly Nitros Franchise Corporation and Digimedia USA, Inc.)
                                 Balance Sheet
                                 -------------

                                             Current Yr
                                             ----------          Prior Yr
                                             30-Sep-97           Dec. 31, 1996
                                             ----------
Current Assets
 Cash                                         1,336               32,079
 A/R
 Other Receivables                           21,428               21,428
 Total Current Assets                        22,764               53,507

Fixed Assets
 Net Property & Equipment                       835                  835
 Copyright                                   32,236               32,236
 Accum Amort                                 (4,298)              (4,298)
Total Fixed Assets                           28,773               28,773


Other Assets
 Org Cost                                    52,668               52,668
 Accum Amort                                (21,068)             (21,068)
 Security                                     1,075                1,075
 Goodwill
 Franchise Rights                           250,500
 Other Investments
Total Other Assets                          283,175               32,675

Total Assets                                334,712              114,955

Liabilities
 A/P                                        250,500
 Notes Payable                               16,667               16,667
 Accrued Expenses
 Line Credit
Total Liabilities                           267,167               16,667

Shareholders' Equity
Preferred Stock                              17,248               17,248
Common Stock                                  3,445                3,445
Additional Paid in Capital                1,539,426            1,496,676
Retained Earnings                        (1,492,574)          (1,419,081)
Total Equity                                 67,545               98,288

Total Liabilities & Equity                  334,712              114,955


                      See Accountant's Compilation Report

                       Algorythm Technologies Corporation
         (Formerly Nitros Franchise Corporation and Digimedia USA, Inc.)
                             STATEMENT OF OPERATIONS
                             -----------------------


                              3 Months Ended               9 Months Ended
                                 Sept. 30,                    Sept. 30,
                                (Unaudited)                 (Unaudited)
                                  1997         1996            1997                1996


Revenues                              -                            -               12,400

Operating Expenses
General & Administrative         16,541       9,095           73,493               44,884
Video Production                             25,670                                36,598
Marketing                                       444                                13,660

Total Operating Expenses         16,541      35,209           73,493               95,142

Net Profit/(Loss)               (16,541)    (35,209)         (73,493)             (82,742)





                       See Accountant's Compilation Report

                       Algorythm Technologies Corporation
         (Formerly Nitros Franchise Corporation and Digimedia USA, Inc.)
                               Cash Flow


                                             Three Months Ended                       Nine Months Ended
                                                  30-Sep                                  30-Sep
                                                  ------                                  ------
                                                    1997                1996              1997             1996

Cash Flows From Operations                       (20,291)             (35,209)           (77,243)        (82,742)

Cash Flows From Investing Activities:
Purchase of Property and Equipment                                          -                               (659)
Increase (Decrease) Other Liabilities                                 (10,946)                           (27,553)
Net Cash Provided by Investing Activities                             (10,946)                           (28,212)

Cash Flows From Financing Activities:
Receipt of Proceeds from Stock Sales                   -                    -             46,500         113,990

Net Cash Provided by Financing Activities              -                    -             46,500         113,990

Net Increase (Decrease) in Cash                  (20,291)             (46,155)           (30,743)          3,036










                       See Accountant's Compilation Report

Item 2. Management Discussion and Analysis or Plan of Operations

Results of Operations
---------------------

         During the three month period ended September 30, 1997 the Company had no revenues and had no revenues during the three month period ended September 30, 1996. During the nine month period ended September 30, 1997 the Company had no revenues against revenues of $12,400 during the nine month period ended September 30, 1996. During the three month period ended September 30, 1997 the Company had general and administrative expenses of $16,541 as against $9,095 during the three month period ended September 30, 1996; and in the nine month period ended September 30, 1997 the Company had general and administrative expenses of $73,493 as against $44,884 during the nine month period ended September 30, 1996.

Liquidity and Capital Resources
-------------------------------

         The Company's cash on hand decreased by $19,291 during the three month period ended September 30, 1997 and decreased by $30,743 during the nine month period ended September 30, 1997. The Company's accounts payable has increased from $0 to $250,500 in the three month and nine month periods ended September 30, 1997 The $250,500 increase in the accounts payable in the three month period ended September 30, 1997 is attributable to the aquisition of the rights to the Nitros Franchise theme restaurant concept.

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

         On November 17, 1997 Dr. Bohdan S. Moroz was appointed to the board of directors.

Item 6.  Exhibits and Reports on Form 8-K

         A. Exhibit 2.2 - Acquisition Agreement Between Algorhythm Technologies Corporation and ADS Advertising Corporation, dated October 30, 1997 incorporated by reference to the Registrant's 10-QSB for the period ended September 30, 1997.

                  Exhibit 10.1 - Employment agreement between ADS Advertising Corporation and Andrew Smith, dated October 30, 1997 incorporated by reference to the Registrant's 10-QSB for the period ended September 30, 1997.

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



                                                    QUIKBIZ INTERNET GROUP, INC.
                                                    ----------------------------
                                                            Registrant


Date: December 23, 1998                             /s/ANDREW SMITH
                                                    ----------------------------
                                                    Andrew Smith, President



Date: December 23, 1998                             /s/KIRK GIRRBACH
                                                    ----------------------------
                                                    Kirk Girrbach, Treasurer