Form 10KSB/A
period 1996-12-31
QUIKBIZ INTERNET GROUP INC
filed 1999-02-12
CIK 925376

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 FORM 10-KSB/A-1

[X] ANNUAL REPORT PURSUANT SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1996

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________________ to ______________________

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

                                 (954) 739-7005
                (Issuer's telephone number, including area code)

   (Former name, former address and former fiscal year, if changed since last report

Securities registered under Section 12(b) of the Exchange Act:

         Title of each class         Name of each exchange on which registered
         -------------------         -----------------------------------------

Securities registered under Section 12(g) of the Exchange Act:

                                  Common Stock
                                  ------------
                                (Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

                         (ISSUERS INVOLVED IN BANKRUPTCY

                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS)

--------------------------------------------------------------------------------
Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by Court. Yes [ ] No [ ]

                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: September 30, 1996: 12,356,225 shares of common stock.

Transitional Small Business Disclosure Format (check one): Yes [ ]   No [x]

WANT & ENDER, CPA, P.C.
--------------------------------------------------------------------------------
CERTIFIED PUBLIC ACCOUNTANTS                     37 East 28th Street, Suite 806
                                                 New York, NY 10016
                                                 Telephone (212) 684-2414
                                                 Fax (212) 684-5433
                                                 E mail wecpapc@sprynet.com

MARTIN ENDER, CPA
STANLEY Z. WANT, CPA, CFP

                          Independent Auditor's Report
                          ----------------------------

To the Shareholders and Board of Directors:

Digimedia USA, Inc.

We have audited the accompanying balance sheet of DIGIMEDIA USA, INC. as at December 31, 1996 and 1995, the related statements of income and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We have conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit also includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audit provides a reasonable basis for our opinion.


In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of DIGIMEDIA USA, INC. as at December 31, 1996 and 1995, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

The Company is in the development stage. Recovery of the Company's assets is dependent upon future events, the outcome of which is uncertain. In addition, successful completion of the Company's development program and its transition, ultimately, to attaining profitable operations dependent upon obtaining adequate financing to fulfill its development activities and achieving a level of revenue adequate to support the Company's cost structure. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.


/s/ Martin Ender
----------------------------
Martin Ender, CPA
Want & Ender CPA, P.C.
Certified Public Accountants


New York, NY
December 15, 1998

                              DIGIMEDIA USA, INC.
              (Formerly International Training & Education Corp.)
                                 Balance Sheet
                            As At December 31, 1996

                                                           Dec. 31,        Dec. 31,          Dec. 31,
                                                             1996           1995               1994
                                                             ----           ----               ----
Current Assets:
   Cash                                                      32,079            108             (1,974)
   Accounts Receivable                                            0         54,256                350
   Prepaid Expenses                                               0              0              9,410
Total Current Assets:                                        32,079         54,364              7,786

Fixed Assets:

   Office Equipment                                             650        127,828            244,426
   Accum Depr Office Equip                                     (410)       (48,930)           (29,205)
   Furniture & Fixture                                        1,700         24,393             37,498
   Accum Depr Furn & Fixt                                    (1,105)       (11,275)            (5,301)
   Leasehold Improvements                                         0              0             93,603
   Accum Depr Leasehold                                           0              0               (213)
   Copyright                                                 32,236         32,236             32,236
   Acc Amortization                                          (4,298)        (2,149)                 0
Total Fixed Assets:                                          28,773        122,103            373,044
Other Assets:
   Organization Costs                                        52,668         52,668              2,668
   Acc Amort                                                (21,068)       (10,534)                 0
   Security Deposit                                           1,075          1,075             12,993
Total Other Assets:                                          32,675         43,209             15,661

Total Assets                                                 93,527        219,676            396,491
                                                         ==========     ==========         ==========
Current Liabilities:
   Accounts Payable                                               0         26,675             37,000
   Note Payable                                              16,667         16,667             50,000
   Capital Lease                                                  0              0              6,279
   Accrued Expense                                                0         63,222             89,844
   Stock Subscription Payable                                     0              0            364,000
   Note Payable Officer                                           0         16,607                  0

Total Current Liabilities:                                   16,667        123,171            547,123

Long Term Liabilities                                             0              0             52,953

Total Liabilities:                                           16,667        123,171            600,076

Shareholders' Equity:
   Convertible Preferred Stock, $.001 par value
   12% Cumulative, Authorize 3,000 Shares
   Impaired and Outstanding 441,597,968                      17,248         23,348             37,861

   Common Stock, $.00046 par value
   Authorized 75,000,000 shares
   Issued and outstanding
   12,056,255 6,897,814, 5,031,227                            5,546          3,173              2,314
   Additional Paid in Capital                             1,473,147      1,315,430            963,476
   Retained Earnings                                     (1,419,081)    (1,245,446)        (1,207,236)
Total Equity:                                                76,860         96,505           (203,585)

Total Liabilities & Equity:                                  93,527        219,676            396,491
                                                         ==========     ==========         ==========

        See Accountants' Audit Report and Notes to Financial Statements

                              DIGIMEDIA USA, INC.
              (FORMERLY INTERNATIONAL TRAINING & EDUCATION CORP.)
                                Income Statement
                      for the Year Ended December 31, 1996

                                                           Dec. 31,        Dec. 31,          Dec. 31,
                                                             1996           1995               1994
                                                             ----           ----               ----
Revenues:

 Sales                                                       25,905         50,345               0
 Cancelled Sales                                            (57,400)             0               0
 Miscellaneous Income                                             0            698               0
Total Revenues                                              (31,495)        51,043               0

Expenses:
 Research and Development                                    52,815         24,295         170,990
 Marketing                                                   13,659          4,720          81,481
 General and Administrative                                  72,587         60,238         747,872

Total Operating Expenses:                                   139,062         89,253       1,000,343

Loss from Operations                                       (170,557)       (38,210)     (1,000,343)

Loss on Disposition                                          (3,078)             0               0

Interest                                                          0              0           7,392
Loss on Deposit                                                                            128,359

Net Loss                                                   (173,635)       (38,210)     (1,173,954)
Preferred dividend requirement                                                              37,860

Net Loss applicable to Common Stockholders                 (173,635)       (38,210)     (1,211,814)

Net Loss Per Share                                            (.024)         (.006)           (.24)

Weighted Average Common
Shares Outstanding                                        7,150,464      5,956,090       5,031,227


         See Accountants' Audit Report and Notes to Financial Statements

                               DIGIMEDIA USA, INC.
              (FORMERLY INTERNATIONAL TRAINING & EDUCATION CORP.)
                       Statements of Shareholders' Equity

                                                                                                                     Accumulated
                                                                                           Additional      Deficit      Total
                                     Common Stock               Preferred Stock             Paid in                  Shareholders'
                                        Shares       Amount         shares        Amount    Capital                     Equity
Balance Nov 12, 1991                  4,023,039      300              -             -          -              -           300
(Inception)
Net Loss from Inception
To Dec. 31, 1991                                                                                         (3,998)       (3,998)

Bal. Dec. 31, 1991                    4,023,039      300              -             -          -         (3,998)       (3,698)

Net Loss for the Year                                                                                   (20,038)      (20,038)

Bal. Dec. 31, 1992                    4,023,039      300              -             -          -        (24,036)      (23,736)

Net Loss for the Year                                                                                    (9,246)       (9,246)

Bal. Dec. 31, 1993                    4,023,039      300              -             -          -        (33,282)      (32,982)

Issuance of Pref Stock                                              968             1                                       1
Issuance of Common                    1,008,188       78                                   965,412                    965,490
Pref Dividend                                                                  37,860                                  37,860
Net Loss for the Year                                                                                (1,173,954)   (1,173,954)

Bal. Dec. 31, 1994                    5,031,227    *2314            968        37,861     *963,476   (1,207,236)     (303,558)

Issuance of Comm                      1,736,737      799                                   337,441                    303,558
Conversion of Pref                      129,850       60           (371)      (14,513)      14,513                         60

Net Loss for the Year                                                                                   (38,210)      (38,210)

Bal. Dec. 31, 1995                    6,897,814     3173            597        23,348    1,315,430   (1,245,446)       96,505

Issuance of Comm                      5,103,811     2348                                   151,617                    153,965
Conversion of Pref                       54,600       25           (156)       (6,100)       6,100                         25
Net Loss for the Year                                                                                  (173,035)     (173,635)

Bal. Dec. 31, 1996                   12,056,225     5546            441        17,248    1,473,147   (1,419,081)       76,860


*Reflects reverse split.

         See Accountants' Audit Report and Notes to Financial Statements

                               DIGIMEDIA USA, INC.
              (FORMERLY INTERNATIONAL TRAINING & EDUCATION CORP.)
                             Statement of Cash Flow
                      For the Year Ended December 31, 1996

                                                                 12-31-96              12-31-95          12-31-94
                                                                 --------              --------          --------
Cash Flows from Operating Activities:

Net Income                                                      (173,635)             (38,210)         (1,173,954)
Adjustments to Reconcile Net Income to Net
 Cash Provided by Operating Activities:
 Depreciation and Amortization                                    49,168               38,382              37,135
 (Increase) Decrease in Accounts Receivable                       54,256              (53,906)               (175)
 (Increase) Decrease in Prepaid Expenses                                                9,410              (9,410)
 (Increase) Decrease in Other Assets                                                   11,918             (10,743)
 Increase (Decrease) in Accounts Payable                         (26,675)             (10,325)             37,000
 Increase (Decrease) in Other Litigation                         (79,829)            (430,294)            437,334

Total Adjustments                                                 (3,080)            (434,815)            491,141

Net Cash Provided (Used) By Operating Activities                (176,715)            (473,025)           (682,813)

Cash Flows from Investing Activities
Purchase of Property                                                                                     (386,068)
Released from Debt for Property                                   54,696              223,093                   -
Deferred Organization Costs                                                           (50,000)             (2,668)

Net Cash Provided (Used) By Investing Activities                  54,696              173,093            (388,736)

Cash Flows from Financing Activities
Proceeds from Issuance of Stock                                  153,991              338,300             965,491
Preferred Dividend                                                                                         37,860
Increase (Decrease) in Long Liabilities                                               (36,286)             52,953

Net Cash Provided (used) by Financing Activities                 153,991              302,014           1,036,304

Net Increase (Decrease) in Cash                                   31,971                2,082             (15,245)
Cash at Beginning of Period                                          108               (1,974)             13,271
Cash at End of Period                                             32,079                  108              (1,974)



         See Accountants' Audit Report and Notes to Financial Statements

                                   SIGNATURES



         In compliance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned duly authorized.

                                                  QUIKBIZ INTERNET GROUP, INC.,


                                                  by:s/ Andrew Smith, President
                                                     ---------------------------
                                                        ANDREW SMITH, President

Dated:  January 29, 1999


         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



s/Andrew Smith                                    Dated: January 29, 1999
---------------------------------
Andrew Smith, President, director


s/David Bawarsky                                  Dated: January 29, 1999
---------------------------------
David Bawarsky, CEO, Secretary, director


s/Kirk J. Girrbach                                Dated: January 29, 1999
---------------------------------
Kirk J. Girrbach, Treasurer, director


s/ Bohdan Moroz                                   Dated: January 29, 1999
---------------------------------
Bohdan Moroz, director