Form 10KSB/A
period 1999-03-19
QUIKBIZ INTERNET GROUP INC
filed 2000-01-25
CIK 925376

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB/A

    [X] ANNUAL REPORT PURSUANT SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                   For the fiscal year ended December 31, 1997

   [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

  For the transition period from __________________ to _______________________

                         Commission file number 0-25276


                          QUIKBIZ INTERNET GROUP, INC.

         Exact name of small business issuer as specified in its charter


                 Nevada                      88-0320364
                --------                     ----------
     (State or other jurisdiction    I.R.S. Employer Identification No.
        of incorporation)

             5310 NW 33rd Drive, Suite 212, Ft. Lauderdale, FL 33309
              (Address of principal executive offices and zip code)

                                 (954) 739-7005
                (Issuer's telephone number, including area code)






         The Registrant hereby amends the following items, financial statements, exhibits or other portions of its Annual Report on Form 10-KSB for the year ended December 31, 1997 as set forth in the pages attached hereto:

         Item 6.   Management's Discussion and Analysis or Plan of Operation
         Item 7.   Financial Statements
         Item 13.  Exhibits and Reports on Form 8-K

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Overview

         We provide businesses with communications services and products, including Internet, Intranet, Extranet, website and electronic media solutions, advertising, marketing and branding services, and related services. We offer a comprehensive range of communications solutions designed to improve clients' business processes. We provide professional services including strategic consulting, analysis and design, technology development, systems implementation and integration and audio and visual materials, including audio, video, CD and DVD-Rom. We also provide advertising, marketing and consulting services in the areas of strategic corporate and product positioning, corporate identity and product branding, new media, packaging, collateral systems, direct marketing, consumer and trade promotions and media placement services.

         QuikBIZ is a Nevada corporation. It was originally incorporated in 1984 in Utah under the name Sunwest Industries Inc. In 1994 it merged with International Training & Education Corp., changed its name to International Training & Education Corp. and became a Nevada corporation. In 1996 it changed its name to DigiMedia USA, Inc. In May 1997 it merged with Nitros Franchise Corporation and changed its name to Nitros Franchise Corporation. In July 1997 QuikBIZ changed its name to Algorhythm Technologies Corporation. In July 1998 its name was changed to QuikBIZ Internet Group, Inc.

         As a result of QuikBIZ's merger with Nitros Franchise Corporation in May 1997 and the change in management that accompanied the merger, QuikBIZ changed the focus of its business to the acquisition and development of Internet-related businesses. QuikBIZ phased out its prior business, which consisted of developing computer based training courses for the law enforcement industry. In November 1997, QuikBIZ acquired A.D.S. Advertising Corporation, doing business as The Smith Agency (now SmithAgency.com).

         Since the merger with Nitros Franchise Corporation in May 1997, our operations have related primarily to recruiting personnel, raising capital, and completing the acquisition of SmithAgency.com (November 1997), QuikLAB Multimedia Centers (July 1998) and G & L Group (September 1999).

Results of Operations

         Our revenues grew from zero in 1996 to $ 140,355 in 1997 on an actual basis, giving effect to our acquisition of Nitros Franchise Corporation in May 1997 and SmithAgency.com in November 1997.

         The consolidated December 31, 1997 financial statements included a net loss of $190,278 as compared to a net loss of $173,635 for the year ended December 31, 1996. The increase in losses was due to the costs associated with the acquisitions of Nitros Franchise Corporation and SmithAgency.com, legal costs and the write-off of certain assets associated with phasing out our previous business of CD-Rom training programs.

Comparison of the Fiscal Years 1996 and 1997

         The following discussion relates to our actual operating results for the periods noted. The operating results discussed include the operations of acquired companies from the effective dates of their acquisitions. Given that 1997 includes revenues and expenses from new acquisitions, we believe that the operating results for 1997 are not directly comparable to the operating results for 1996.

         Revenues. There were no revenues in 1996 versus revenues of $140,355 in 1997. The increase in revenues reflected the acquisition of SmithAgency.com in November 1997.

         Direct Costs. Direct salaries and costs were zero in 1996 and $126,703 in 1997. The increase in direct costs was primarily due to our acquisitions in 1997.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses were $124,467 in 1996 and $127,635 in 1997. The increase in selling, general and administrative expenses in 1997 compared to 1996 was the result of our acquisitions and increases in many other types of general and administrative expenses in anticipation of future growth, including rent and other expenses incurred in offices acquired through our acquisition of SmithAgency.com.

         Depreciation and Amortization of Goodwill. Amortization of goodwill was $49,168 in 1996 and grew to $74,687 in 1997. The increase in amortization of goodwill was due to the goodwill resulting from the acquisitions effected in 1997.

Liquidity and Capital Resources

         Since inception, we have funded our operations and investments in property and equipment through cash from operations, equity financings, borrowings from commercial banks and capital leases.

         Our cash and cash equivalents were $32,079 at December 31, 1996 and $2,310 at December 31, 1997. Cash used in operating activities of $198,143 in 1996 and $78,747 in 1997 was augmented by net proceeds of financing activities of $175,419 in 1996 and $41,916 in 1997 and net cash provided by investing activities of $54,695 in 1996 and $7,062 in 1997.

         We have incurred recurring operating losses and negative cash flows from operating activities and have negative working capital. We have initiated actions to generate working capital and improve operating performance, including private issuance of stock, generation of additional revenue and entering into an investment agreement to raise up to $20,000,000 through a series of sales of common stock.

Factors Affecting Operating Results

         Our operating results may fluctuate significantly in the future as a result of a variety of factors, many of which are outside our control. These factors include:

o the level of demand for intranet, extranet, website and electronic media development;
o    the level of demand for advertising and marketing services;
o    the productivity of our consulting offices;
o    our success in finding and acquiring suitable acquisition candidates;
o our ability to attract and retain personnel with the necessary strategic, technical and creative skills required to service clients effectively;
o    the cost of advertising and related media;
o    client budgetary cycles;
o the amount and timing of capital expenditures and other costs relating to the expansion of our operations;
o    the introduction of new products or services by us or our competitors;

o    pricing changes in the industry;

o    technical difficulties with respect to the use of the Internet;

o    economic conditions specific to Internet technology usage; and

o    general economic conditions.

         As a strategic response to changes in the competitive environment, we may from time to time make certain pricing, service, technology or marketing decisions or business or technology acquisitions that could have a material adverse effect on our business, results of operations and financial condition. As a result of these factors, in future periods our operating results may fall below the expectations of securities analysts and investors. Our stock price would then be likely to decline significantly and rapidly.

Item 7. Financial Statements.
        --------------------

Report of Want & Ender CPA, P.C............................................5

Consolidated Balance Sheets, December 31, 1996 and 1997....................6

Consolidated Statements of Operations, Years Ended
   December 31, 1996 and 1997..............................................7

Consolidated Statements of Shareholders' Equity, Years
   Ended December 31, 1996 and 1997........................................8

Consolidated Statements of Cash Flows, Years Ended
   December 31, 1996 and 1997..............................................9

Notes to the Financial Statements.........................................11

                                  Want & Ender
                                    CPA, P.C.

                          Certified Public Accountants


Martin Ender CPA
Stanley Z. Want CPA, CFP




                          Independent Auditor's Report


To the Shareholders and Board of Directors
QuikBIZ Internet Group, Inc. and Subsidiaries


We have audited the accompanying consolidated balance sheet of QuikBIZ Internet Group, Inc. and Subsidiaries at December 31, 1997 and related consolidated statements of operations, shareholders' equity and cash flows for the years ended December 31, 1997 and 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We have conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of QuikBIZ Internet Group, Inc. and Subsidiaries at December 31, 1997 and the consolidated results of operations and cash flows of QuikBIZ Internet Group, Inc. and Subsidiaries for each of the two years in the period ended December 31, 1997 and 1996, in conformity with generally accepted accounting principles.



/s/  Martin Ender CPA
Want & Ender CPA, P.C.
Certified Public Accountants

New York, NY
September 7, 1999

                  QuikBIZ Internet Group, Inc. and Subsidiaries
                           Consolidated Balance Sheets





Assets
                                                                          December 31,
                                                           --------------------------------------

                                                                   1997                     1996
                                                           ------------------        ------------
Current Assets
    Cash                                                   $          2,310         $        32,079
    Accounts receivable                                              85,857                     --
    Other                                                            37,827                   1,075
                                                           -----------------         ---------------
       Total current assets                                         125,994                  33,154
Property and equipment
    Furniture and equipment                                          45,847                   2,350
    Less accumulated depreciation                                     4,819                   1,515
                                                           -----------------         --------------
       Depreciated cost                                              41,028                     835

Intangible assets
                                                                  1,296,515                  59,538
                                                           -----------------         --------------

       Total assets                                        $      1,463,537          $       93,527
                                                           =================         ==============


Liabilities and Shareholders' Equity


                                                                           December 31,
                                                           -----------------------------------------

                                                                   1997            -           1996
                                                           --------------------------- --------------
Current liabilities
    Notes payable                                          $             --            $      16,667
    Accounts payable and accrued expenses                           545,165                       --
    Current maturities of long-term debt                             95,845                       --
                                                           -----------------           --------------
       Total liabilities                                            641,010                   16,667

Shareholders' equity
    Preferred stock; $.001 par value, 5,000 shares
       authorized; 261 and 441 shares issued and
       outstanding, respectively                                     10,208                   17,248
    Common stock; $.002 par value; 25,000,000 shares
       authorized; 12,784,372 and 1,722,322 shares
       issued and outstanding, respectively                          25,569                    3,445
    Additional paid-in capital                                    2,547,276                1,496,676
    Accumulated deficit                                          (1,609,359)              (1,419,081)
    Subscriptions receivable                                       (151,167)                 (21,428)
                                                           -----------------           --------------

       Total shareholders' equity                                   822,527                   76,860
                                                           -----------------           --------------

       Total liabilities and shareholders' equity          $      1,463,537           $       93,527
                                                           =================          ===============

                  QuikBIZ Internet Group, Inc. and Subsidiaries
                      Consolidated Statements of Operations





                                                                     Years Ended December 31,
                                                           -------------------------------------------

                                                                   1997                        1996
                                                           -----------------          ----------------
Revenue
    Advertising                                            $       140,355            $             -
                                                           -----------------           ---------------

       Total revenue                                               140,355                          -
                                                           -----------------          ----------------

Operating expenses
    Direct costs                                                   126,703                         --
    Selling, general and administrative                            127,635                    124,467
    Depreciation and amortization                                   74,687                     49,168
                                                           ----------------          -----------------

       Total operating expenses                                    329,025                    173,635
                                                           ----------------          ----------------

Loss from operations                                              (188,670)                  (173,635)

Interest expense                                                     1,608                          -
                                                           ----------------         -----------------

Net loss                                                   $      (190,278)         $        (173,635)
                                                           ----------------         ------------------


Weighted average number of common
    shares outstanding                                           6,841,017                    850,870
Basic (loss) per common share                              $        (0.028)        $           (0.204)

                  QuikBIZ Internet Group, Inc. and Subsidiaries
                 Consolidated Statements of Shareholders' Equity

                                                                                              Unearned     Subscrip-
                                                                   Additional               Compensation    tions
                            Common Stock       Preferred Stock       Paid-in   Accumulated    on Common    Receiv-
                         Shares       Amount   Shares    Amount      Capital      Deficit       Stock       able      Total
                        ------------------------------------------------------------------------------------------------------
Balance,
   December 31, 1995    6,897,814    $  4,620     597   $ 23,348    $ 1,313,983   $ (1,245,446)  $   -   $      -   $  96,505
Issuance of
   common stock         5,018,099       3,249       -          -        150,716              -       -          -     153,865
Conversion of
   preferred stock         54,600          37    (156)    (6,100)         6,088              -       -          -          25
Subscription
   receivable issued       85,712         171       -          -         21,257              -       -    (21,428)          -
Net loss                        -           -       -          -              -       (173,635)      -          -    (173,635)
                      -----------   ----------   ------   -------    -----------  -------------   -----   -------   ---------
Balance,
   December 31, 1996   12,056,225  $    8,077     441    $17,248    $ 1,492,044   $ (1,419,081)  $   -   $(21,428)  $ 76,860
Effect of 1997
   7-for-1 reverse
   stock split        (10,333,903)     (4,632)      -          -          4,632              -       -          -          -
Conversion of
   preferred stock          9,000          18    (180)    (7,040)         7,022              -       -          -          -
Acquisitions           10,002,667      20,005       -          -        894,650              -       -          -    914,665
Issuance of common
   stock                  531,428       1,063       -          -         20,227              -       -          -     21,290
Subscription
   receivable issued      518,955       1,038       -          -        128,701              -       -   (129,739)         -
Net loss                        -           -       -          -              -       (190,278)      -          -   (190,278)
                      -----------   ----------   ------   -------    -----------  -------------   -----   -------   ---------
Balance,
   December 31, 1997   12,784,372      25,569     261     10,208      2,547,276       (1,609,359)    -   (151,167)   822,527

                  QuikBIZ Internet Group, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows


                                                                  Years Ended December 31,
                                                           -----------------------------------

                                                                  1997                 1996
                                                           ---------------       -------------
Operating activities
    Net (loss)                                             $    (190,278)        $   (173,635)

    Adjustments to reconcile net (loss) to net
     cash used in operating activities:
       Depreciation and amortization                              74,687               49,168

    Changes in operating assets and liabilities,
      net of effects of acquisition:
       (Increase) decrease in accounts receivable                 33,005               54,256
       (Increase) decrease in other current assets                10,103              (21,428)
       Increase (decrease) in accounts payable and
         accrued expenses                                         (6,264)            (106,504)
                                                           ---------------       -------------

       Net cash (used in) provided by operating
          activities                                             (78,747)            (198,143)
                                                           ---------------       -------------

Investing activities
    Cash received from acquisition                                 7,062                    -
    Release of debt for purchase of property                           -               54,695
                                                           ---------------       -------------

      Net cash (used in) provided by investing
         activities                                                7,062               54,695
                                                           ---------------       -------------

Financing activities
    Payment on notes payable                                      (3,084)                   -
    Issuance of common stock                                       45,000              175,419
                                                           ---------------       -------------

      Net cash provided by financing activities
                                                                  41,916              175,419
                                                           ---------------       -------------

Net increase (decrease) in cash                                  (29,769)              31,971

Cash, beginning of period                                         32,079                  108
                                                           ---------------       -------------

Cash, end of period                                                2,310               32,079
                                                           ===============       =============

                  QuikBIZ Internet Group, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows

continued

                                                                  Years Ended December 31,
                                                           -----------------------------------

                                                                  1997                 1996
                                                           ---------------       -------------
Supplemental disclosures of cash flow information:
    Cash paid for interest                                 $     1,608           $        -

Supplemental schedule of noncash investing and financing activities:

    Issuance of common stock and options related to
       acquisitions                                        $   914,655           $        -
    Subscription receivable issued in exchange for
       common stock                                        $   129,739           $   21,428

                  QuikBIZ Internet Group, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements


NOTE 1 - NATURE OF OPERATIONS

         QuikBiz Internet Group, Inc. (the "Company") is a Nevada corporation. It was originally incorporated in 1984 in Utah under the name Sunwest Industries, Inc. In 1994 the Company merged with International Training Education Corp. ("ITEC"), changed its name to ITEC and became a Nevada corporation. In 1996 the Company changed its name to DigiMedia USA, Inc. In May 1997 the Company merged with Nitros Franchise Corporation and changed its name to Nitros Franchise Corporation. In July 1998 the Company changed its name to QuikBiz Internet Group, Inc.

         As a result of the Company's merger with Nitros Franchise Corporation in July 1997 and the change in management that accompanied the merger, the Company changed the focus of its business to the acquisition and development of Internet-related businesses. The Company phased out its prior business, which consisted of developing computer-based training courses for the law enforcement industry.

         The Company implemented its new business strategy by acquiring, in November 1997, A.D.S. Advertising Corporation d/b/a The Smith Agency of Ft. Lauderdale, Florida (now SmithAgency.com), a fully integrated marketing and advertising company specializing in electronic media including Internet websites.


NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

         Principles of Consolidation. The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances have been eliminated in consolidation.

         Property and Equipment. Property and equipment are stated at cost and depreciated, using the straight-line method, over the estimated useful lives of the assets as follows: three to seven years for furniture and equipment and the lease term for leasehold improvements.

         Intangible Assets. Intangible assets are being amortized on the straight-line basis over ten years.

         Long-Lived Assets. The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

         Use of Estimates. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reported period. Actual results could differ from those estimates.

         Fair Value of Financial Instruments. The carrying amount of cash, accounts receivable, accounts payable and accrued expenses approximate fair value because of their short duration. The carrying amount of short and long-term debt approximates fair value because the interest rates are similar to the interest rates currently available to the Company.

         Income Taxes. The Company accounts for income taxes under Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes". Under SFAS 109, deferred income tax assets and liabilities are determined based upon differences between financial reporting and tax bases of assets and liabilities and are measured using currently enacted tax rates.

         Revenue Recognition. Revenue is recognized from sales when a product is delivered and from services when performed. Revenue is reduced for estimated customer returns and allowances.

         Earnings Per Share. In 1997, the Financial Accounting Standards Board issued SFAS No. 128, "Earnings Per Share". SFAS No. 128 requires two presentations of earnings per share - basic and diluted. Basic earnings per share is computed by dividing income available to common stockholders by the weighted-average number of common shares for the period. The computation of diluted earnings per share is similar to basic earnings per share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potentially dilutive common shares, such as options, had been issued. Diluted earnings per share are not presented because the effects would be anti-dilutive. The restated loss per share to be reported under SFAS No. 128 does not differ from amounts reported under existing accounting rules for all periods reported by the Company through December 31, 1997.

         Reclassification. Certain prior period amounts have been reclassified to conform to the current year presentation.

         Year 2000. The Company developed and implemented a plan to deal with the Year 2000 problem and converted its computer systems to be Year 2000 compliant. The conversion efforts were completed by mid 1999. The Year 2000 problem is the result of computer programs being written using two digits rather than four to define the applicable year. In addition, the Company is working with its suppliers and customers to ensure their compliance with Year 2000 issues in order to avoid any interruptions in its business.


Note 3 - INTANGIBLE ASSETS


                                                         December 31, 1997
                                                    ------------------------

Intangible assets
   Goodwill, net of accumulated amortization
     of $11,062                                     $               662,672

   Tradename, net of accumulated amortization
     of $21,875                                                     415,625

   Franchise rights, net of accumulated
     amortization of $15,587                                        218,218
                                                    ------------------------
     Total                                          $             1,296,515


Note 4 - LONG-TERM DEBT


                                                         December 31, 1997
                                                    -------------------------

   $100,000 line-of-credit; interest at prime
   plus one and one-half percent (10% at
   December 31, 1997); collateralized by accounts
   receivable, inventory and property and
   equipment; guaranteed by a director/shareholder;  $               95,845
   matures in March, 2000                          ------------------------
     Total                                           $               95,845

         The aggregate maturities of long-term debt for the years ended December 31 are as follows:

                              Year                                  Amount
                              -------------------------------------------------
                              1998                                 $    95,845


                                                                   ------------
                                                                   $    95,845

Note 5 - PREFERRED STOCK

         The preferred stock calls for the payment of dividends of $120 per share per annum, when and as declared by the Board of Directors, payable quarterly. The Board of Directors has not declared any dividends as of December 31, 1997. Each share of preferred stock is convertible into 71.43 shares of common stock, at the option of the holder. In the event of liquidation, the holders of preferred stock are entitled to receive $1,000 per share prior to any distributions to holders of common stock. The preferred is also callable, at the option of the Company, at $1,100 per share plus unpaid dividends.


Note 6 - COMMON STOCK

         In May 1997, the Company's Board of Directors authorized a seven-for-one reverse stock split. Outstanding shares and per share data contained in these financial statements have been restated to reflect the impact of the split.

         On July 18, 1997, the Company issued 1,000,000 shares of common stock to acquire the rights to the name "Algorythm Technologies International, Inc." During 1998, the Company returned the rights to the use of the name and 1,000,000 shares of common stock were returned to the Company. Separately, during 1998 David Bawarsky donated 1,300,000 shares of common stock to the Company. These transactions resulted in a reduction to shareholder's equity of $401,045 in 1998.


Note 7 - ACQUISITIONS

         On May 14, 1997, the Company entered into an agreement with Nitros Franchise Corporation ("Nitros") for a tax-free merger. In connection with this transaction, the Company issued 6,702,667 shares of common stock and options to purchase 300,000 shares of common stock at $0.15 per share to the shareholders of Nitros in return for all of their shares. The Company also issued options to purchase 300,000 shares of common stock at $0.15 per share to officers of the Company. Of the options so issued, options for 400,000 shares remain exercisable until May 2000, options for 100,000 shares expired in 1998 and options to purchase 100,000 shares were exercised in February 1999. This transaction was accounted for in a manner similar to a pooling of interests, accordingly, the Company's consolidated financial statements have been restated for all periods to the business combination to include the combined financial results of Nitros. Nitros had no revenues or expenses prior to the merger.

         On November 7, 1997, the Company acquired the outstanding stock of The Smith Agency. The Company issued 2,300,000 shares of common stock and 200,000 options, at par, exercisable over a period of two years to the former shareholder of The Smith Agency, for an aggregate purchase price of $468,000. The acquisition was accounted for by the purchase method of accounting and accordingly the results of operations of The Smith Agency for the period from November 7, 1997 are included in the accompanying consolidated financial statements. Assets acquired and liabilities assumed have been recorded at their estimated fair values. The excess of the purchase price over the fair value of the net assets acquired (goodwill) was approximately $674,000.

         The following unaudited proforma consolidated results of operations are presented as if the business combination of The Smith Agency had been made at the beginning of the periods presented:


Years Ended December 31,                          1 9 9 7           1 9 9 6
-------------------------------------------- ----------------- -----------------
Sales                                        $    1,645,554    $    1,491,229
Net loss                                            (81,977)         (319,031)
Net loss per share:
   Basic diluted                                     (0.008)           (0.031)


         The unaudited proforma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations that would have actually resulted had the combination been in effect on January 1, 1996, or of future results of operations.

Note 8 - LEASES

         The Company has entered into several long-term leases for offices, retail locations and equipment. At December 31, 1997, future minimum rental payments required under noncancellable lease obligations during the years ended December 31 are approximately as follows:


               Year                         Amount
            ----------                   ----------
               1998                         46,404

               1999                         46,404

               2000                         40,738

               2001                          2,898

               2002                              -
            Thereafter                           -
            ----------                   ---------
                                         $ 136,444


         Rent expense was $36,000 and $0 for the years ended December 31, 1997 and 1996, respectively.


Note 9 - DEFERRED INCOME TAXES

         At December 31, 1997, the Company has available net operating loss carryforwards of $1,609,000, which will expire through 2013.

         SFAS 109 requires a valuation allowance to reduce the deferred tax assets reported if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. After consideration of all the evidence, both positive and negative, management has determined that a valuation allowance is necessary to reduce the deferred tax assets to the amount that will more likely than not be realized.

         Significant components of the Company's net deferred income taxes are as follows:


                                                        At December 31, 1997
                                                        -----------------------
Deferred tax assets:
  Net operating loss carryforwards                  $                  628,000
  Valuation allowance for deferred tax asset                          (628,000)
                                                    --------------------------
     Total                                          $                        -


Note 10 - EMPLOYMENT AGREEMENTS

         The Company has employment agreements with its executive officers and certain other key employees. The agreements are for periods ranging from two to five years, provide for performance incentive bonuses and severance payments under certain circumstances, and provide for minimum annual base compensation of $335,000 in 1998, $396,000 in 1999, $448,000 in 2000, $410,000 in 2001, $455,000
in 2002 and $350,000 in 2003. If the employment contract with the Chief Executive Officer were to be cancelled or should the employer change the employee's position without employee's consent, the Company's liability would be $2,000,000.

Note 11 - SUBSEQUENT EVENTS

         During 1998, the Company issued 2,394,868 shares of common stock as compensation to certain key salaried employees. Sale of these shares is restricted prior to the date of vesting, which ranges from one to two years from the date of issuance. Shares issued were recorded at their fair market value on the date of the issuance, with a corresponding charge to shareholders' equity. The unearned portion is being amortized as compensation expense on a straight-line basis over the related vesting period. By December 31, 1998, three officers of one of the Company's subsidiaries entered into an agreement in principle to terminate their employment agreements with the Company.

         During June 1998, the Company issued options to purchase an aggregate of 60,000 shares at par to two of its directors as compensation for their services as directors during 1998. These options were valued at $10,000 and this expense has been included in selling, general and administrative expense.

         On July 1, 1998, the Company acquired the outstanding stock of QuikLAB Multimedia Centers, Inc. ("QuikLAB"), a company owned by a director/shareholder of the Company. The acquisition was accounted for as a purchase and the results of QuikLAB's operations were included in the Company's 1998 consolidated statements of operations from the date of acquisition. Consideration was the issuance of 200,000 stock options, at par, exercisable over a period of two years, valued at $42,000. The Company will issue an additional 2,800,000 stock options, at par, exercisable over a period of five years from the date of acquisition if QuikLAB achieves an annual net profit of $200,000 by July 2001. Franchise rights were eliminated as part of the combination. The fair value of the net assets acquired exceeded the purchase price by $87,000 which has been recorded as a reduction to property and equipment.

         On September 29, 1998, the Company entered into an agreement with two of its shareholders to return 604,669 shares of common stock issued by the Company in December 1996 and September 1997. In exchange, the Company rescinded the debt owed by the two shareholders, in the amount of $151,167.

         In addition to options issued in connection with acquisitions (Notes 7 and 11) and those issued to directors, the Company issued warrants and options to purchase the Company's common stock as follows:

         During June 1998, the Company issued a warrant to purchase 25,000 shares of common stock at an exercise price of $0.17 per share. The warrant was exercised in June 1999.

         During July 1998, the Company issued 600,000 options for investment banking services. The options expire in five years and have an exercise price of $0.25 per share.

         During May 1999, the Company issued a warrant to purchase 500,000 shares of common stock at an initial exercise price of $1.4625 per share. The warrant expires in May 2004.

         Pursuant to SFAS No. 123, "Accounting for Stock-Based Compensation", the Company has determined that, other than the options issued in connection with acquisitions and to directors, there was only minimal value to the warrants and options described above at the date of issuance.

         During 1999, the Company issued 420,923 shares of common stock for $240,000. The Company also received $15,000 when a shareholder exercised options for 100,000 shares of common stock.

         On July 9, 1999, the Company entered into an investment agreement to raise up to $20 million through a series of sales of common stock. The dollar amount of each sale is limited by the trading volume and a minimum period of time must occur between sales. The agreement is for a three-year period ending July 9, 2002.

         On September 1, 1999, the Company acquired the assets and assumed certain of the liabilities of an advertising agency for $610,000 payable in the form of 488,000 shares of common stock, of which 366,000 shares were issued and 122,000 shares are to be issued. In connection with this transaction, the Company entered into a three-year employment agreement with the acquiree's president. The acquisition will be accounted for as a purchase in 1999. The unaudited sales of the acquired company during 1998 were approximately $4,700,000.

Item 13. Exhibits and Reports on Form 8-K.
         --------------------------------

         (a)      Exhibits


Number    Description
------    -------------

2.1 Agreement and Plan of Merger Between DigiMedia USA, Inc. and Nitros Franchise Corporation, dated May 14, 1997, incorporated by reference to the Registrant's Report on Form 10-QSB for the period ended June 30, 1997.

2.2 Acquisition Agreement Between Algorhythm Technologies Corporation and ADS Advertising Corporation, dated October 30, 1997, incorporated by reference to the Registrant's Report on Form 10-QSB for the period ended September 30, 1997.

3.1 Registrant's Articles of Incorporation, as amended, incorporated by reference to the Registrant's Report on Form 10-QSB for the period ended March 31, 1998, except for the July 1998 amendment, which is incorporated by reference to the Registrant's Report on Form 10-QSB for the year ended December 31, 1997.

3.2 Registrant's Bylaws, incorporated by reference to the Registrant's Report on Form 10-QSB for the period ended March 31, 1998.

3.3 Certificate of correction of certificate of amendment to the Registrant's Articles of Incorporation, filed in Nevada on November 10, 1999.

10.1 Employment agreement between ADS Advertising Corporation and Andrew Smith, dated October 30, 1997, incorporated by reference to the Registrant's Report on Form 10-QSB for the period ended March 31, 1998.

10.2 Employment agreement between Capital Network of America, Corp. and Kirk J. Girrbach, dated April 13, 1998, incorporated by reference to the Registrant's Report on Form 10-QSB for the period ended March 31, 1998.

10.3 Employment agreement between Capital Network of America, Corp. and Douglas A. Stepelton, dated April 13, 1998, incorporated by reference to the Registrant's Report on Form 10-QSB for the period ended March 31, 1998.

10.4 Employment agreement between Capital Network of America, Corp. and Anthony J. Ard, dated April 13, 1998, incorporated by reference to the Registrant's Report on Form 10-QSB for the period ended March 31, 1998.

16 Letter of Want & Ender, CPA PC, dated February 9, 1998, incorporated by reference to the Registrant's Report on Form 8-K/A dated March 3, 1998.

16.1 Letter of M.A. Cabrerra & Company P.A. dated June 11, 1998, incorporated by reference to the Registrant's Report on Form 8-K dated June 11, 1998.

21 Subsidiaries of the Registrant, incorporated by reference to the Registrant's Report on Form 10-KSB for the year ended December 31, 1997.

27        Financial Data Schedule.


(b)  Reports on Form 8-K.

     During the last quarter of 1997 the Registrant did not file any reports on Form 8-K.

                                   SIGNATURES



         In compliance with Section 13 or 15(d) of the Exchange Act, the registrant caused this Amendment to be signed on its behalf by the undersigned duly authorized.

                          QUIKBIZ INTERNET GROUP, INC.,


                          by:/s/ David B. Bawarsky
                          ---------------------------
                          DAVID B. BAWARSKY, Chief Executive Officer

Date:  January 25, 2000

                                Index to Exhibits


Number    Description
------    -------------

2.1 Agreement and Plan of Merger Between DigiMedia USA, Inc. and Nitros Franchise Corporation, dated May 14, 1997, incorporated by reference to the Registrant's Report on Form 10-QSB for the period ended June 30, 1997.

2.2 Acquisition Agreement Between Algorhythm Technologies Corporation and ADS Advertising Corporation, dated October 30, 1997, incorporated by reference to the Registrant's Report on Form 10-QSB for the period ended September 30, 1997.

3.1 Registrant's Articles of Incorporation, as amended, incorporated by reference to the Registrant's Report on Form 10-QSB for the period ended March 31, 1998, except for the July 1998 amendment, which is incorporated by reference to the Registrant's Report on Form 10-QSB for the year ended December 31, 1997.

3.2 Registrant's Bylaws, incorporated by reference to the Registrant's Report on Form 10-QSB for the period ended March 31, 1998.

3.3 Certificate of correction of certificate of amendment to the Registrant's Articles of Incorporation, filed in Nevada on November 10, 1999.

10.1 Employment agreement between ADS Advertising Corporation and Andrew Smith, dated October 30, 1997, incorporated by reference to the Registrant's Report on Form 10-QSB for the period ended March 31, 1998.

10.2 Employment agreement between Capital Network of America, Corp. and Kirk J. Girrbach, dated April 13, 1998, incorporated by reference to the Registrant's Report on Form 10-QSB for the period ended March 31, 1998.

10.3 Employment agreement between Capital Network of America, Corp. and Douglas A. Stepelton, dated April 13, 1998, incorporated by reference to the Registrant's Report on Form 10-QSB for the period ended March 31, 1998.

10.4 Employment agreement between Capital Network of America, Corp. and Anthony J. Ard, dated April 13, 1998, incorporated by reference to the Registrant's Report on Form 10-QSB for the period ended March 31, 1998.

16 Letter of Want & Ender, CPA PC, dated February 9, 1998, incorporated by reference to the Registrant's Report on Form 8-K/A dated March 3, 1998.

16.1 Letter of M.A. Cabrerra & Company P.A. dated June 11, 1998, incorporated by reference to the Registrant's Report on Form 8-K dated June 11, 1998.

21 Subsidiaries of the Registrant, incorporated by reference to the Registrant's Report on Form 10-KSB for the year ended December 31, 1997.

27        Financial Data Schedule.