Form 10KSB/A
period 1999-03-19
QUIKBIZ INTERNET GROUP INC
filed 2000-01-27
CIK 925376

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

16 Letter of Want & Ender, CPA PC, dated January 25, 2000, incorporated by reference to the Registrant's Report on Form 8-K/A dated January 25, 2000.

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

16 Letter of Want & Ender, CPA PC, dated January 25, 2000, incorporated by reference to the Registrant's Report on Form 8-K/A dated January 25, 2000.

16.1 Letter of M.A. Cabrerra & Company P.A. dated June 11, 1998, incorporated by reference to the Registrant's Report on Form 8-K dated June 11, 1998.

21 Subsidiaries of the Registrant, incorporated by reference to the Registrant's Report on Form 10-KSB for the year ended December 31, 1997.

27        Financial Data Schedule.