Form 10QSB
period 1999-06-30
QUIKBIZ INTERNET GROUP INC
filed 2000-03-03
CIK 925376

U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended               June 30, 1999
                                                 ------------------

(  )     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

         For the transition period from ________________  to  _______________


                         Commission file number 1-13478
                                                -------

                          QUIKBIZ INTERNET GROUP, INC.
                          ----------------------------
        (Exact name of small business issuer as specified in its charter)

          Nevada                                        88-0320364
------------------------------------           --------------------------------
(State or other jurisdiction of               (IRS Employer Identification No.)
 incorporation or organization)


               6801 Powerline Road, Ft. Lauderdale, Florida 33309
               --------------------------------------------------
                    (Address of principal executive offices)

                                 (954) 970-3553
                                 --------------
                 (Issuer's telephone number including area code)

               ---------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes                        No       X
   ---------------         ----------

The issuer has not filed (i) a report on Form 8-K/A containing the financial statements required by Item 7 of Form 8-K with respect to the acquisition by the issuer of QuikLAB Multimedia Centers, Inc. on July 9, 1998; (ii) an annual report on Form 10-KSB for the year ended December 31, 1998; (iii) quarterly reports on Form 10-QSB for the quarters ended March 31, 1999 and September 30, 1999; and (iv) a current report on Form 8-K with respect to the acquisition by the issuer of substantially all of the assets of Gallaspy & Lobel, Inc. on August 31, 1999. The issuer intends to file such reports in the near future.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. As of February 28, 2000, the issuer had outstanding 14,273,736 shares of Common Stock, par value $.002 per share.

                  QUIKBIZ INTERNET GROUP, INC. AND SUBSIDIARIES


                                                                       Page

Part I.  Financial Information

         Item I.  Condensed Consolidated Financial Statements

           Condensed Consolidated Balance Sheets - December 31, 1998
           and June 30, 1999............................................  3

           Condensed Consolidated Statements of Operations - Three
           Months Ended June 30, 1998 and 1999 and Six Months
           Ended June 30, 1998 and 1999.................................  4

           Condensed Consolidated Statements of Cash Flows - Six
           Months Ended June 30, 1998 and 1999..........................  5

           Notes to Condensed Consolidated Financial Statements.........  6

         Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations...................  7


Part II. Other Information

         Item 1.  Legal Proceedings.....................................  9

         Item 2.  Changes in Securities and Use of Proceeds.............  9

         Item 3.  Defaults Upon Senior Securities.......................  9

         Item 6.  Exhibits and Reports on Form 8-K......................  9

         Signatures.....................................................  10

                  QuikBIZ Internet Group, Inc. and Subsidiaries
                      Condensed Consolidated Balance Sheets

Assets
                                                 December              June
                                                 31, 1998(1)          30, 1999
                                                 -----------         ----------
                                                                     (Unaudited)
Current Assets
    Cash                                        $    18,059          $   35,758
    Accounts receivable                             136,340             303,260
    Other                                            38,969              34,345
                                                 ----------           ---------
       Total current assets                         193,368             373,363
Property and equipment
    Furniture and equipment                          68,647              76,772
    Leasehold improvements                           44,862              44,862
                                                 ----------           ---------
                                                    113,509             121,634
    Less accumulated depreciation                   (40,706)            (56,773)
                                                 ----------           ---------
       Depreciated cost                              72,803              64,861
Intangible assets                                   595,300             561,614
                                                 ----------           ---------

       Total assets                              $  861,471           $ 999,838
                                                 ==========           =========

Liabilities and Shareholders' Equity
                                                 December              June
                                                 31, 1998             30, 1999
                                                 -----------         ----------
Current liabilities
    Accounts payable and accrued expenses       $  483,291              566,289
    Current maturities of long-term debt            59,397              124,320
                                                 ----------           ---------
       Total current liabilities                   542,688              690,609
Long-term debt                                     242,685              160,884
                                                 ----------           ---------
       Total liabilities                           785,373              851,493

Shareholders' equity
    Preferred stock; $.001 par value, 3,000
       shares authorized; 261 shares issued
       and outstanding                              10,208               10,208
    Common stock; $.002 par value; 25,000,000
       shares authorized; 13,090,571 and
       13,472,494 shares issued and outstanding,
       respectively                                 26,179               26,943
    Additional paid-in capital                   2,692,419            2,868,905
    Accumulated deficit                         (2,392,723)          (2,575,520)
    Unearned compensation on restricted stock     (259,985)            (182,191)
                                                 ----------           ---------

       Total shareholders' equity                   76,098              148,345
                                                 ----------           ---------
       Total liabilities and shareholders'
       equity                                    $ 861,471              999,838
                                                 ==========           =========

                             See accompanying notes
------------------------
(1) The balance sheet at December 31, 1998 has been derived from the audited consolidated financial statements at that date.

                  QuikBIZ Internet Group, Inc. and Subsidiaries
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)

                                                      Three Months Ended                        Six Months Ended
                                                           June 30,                                 June 30,
                                            ---------------------------------------- ---------------------------------------
                                                   1998                1999                 1998                1999
                                            ---------------------------------------- ------------------- -------------------
Revenue
    Advertising                             $          397,440   $          727,108  $          708,136  $       1,094,197

     Multimedia services and products                       --              378,911                  --            696,448

                                            --------------------  ------------------ ------------------- -------------------

    Total revenue                                      397,440              106,019             708,136          1,790,645
                                            --------------------  ------------------ ------------------- -------------------

Operating expenses
    Direct costs                                       254,253              672,270             430,871          1,080,601
    Selling, general and
    administrative expenses                            203,385              450,329             387,165            829,203
    Depreciation and amortization                       30,042               27,510              74,662             55,020
                                            ---------------------  ----------------- ------------------- -------------------

    Total operating expenses                           487,680            1,150,109             892,698          1,964,824
                                            ---------------------  ----------------- ------------------- -------------------

(Loss) from operations                                 (90,240)             (44,090)           (184,562)          (174,179)

Interest expense                                         2,994                3,407               5,411              8,618
                                            ----------------------  ---------------- ------------------- -------------------

Net loss                                    $          (93,234)     $       (47,497) $         (189,973)  $       (182,797)
                                            ----------------------  ---------------- ------------------- -------------------
Weighted average number of
common shares outstanding                           12,912,494           13,422,329          12,820,561         13,350,676

Basic (loss) per common share               $           (0.007)     $        (0.004) $           (0.015)  $         (0.014)



                             See accompanying notes

                  QuikBIZ Internet Group, Inc. and Subsidiaries
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)




                                                                         Six Months Ended June 30,
                                                           -------------------------------------------------------

                                                                      1998                        1999
                                                           --------------------------- ---------------------------
Operating activities
    Net (loss)                                             $                 (189,973) $                 (182,797)

    Adjustments to reconcile net (loss) to net cash
      used in operating activities:
       Depreciation and amortization                                           74,662                      55,020
       Amortization of unearned compensation                                   39,188                      77,794

    Changes in operating assets and liabilities,
      net of effects of acquisition:
       (Increase) in accounts receivable                                     (112,160)                   (166,920)
       (Increase) in other current assets                                           -                      (1,097)
       (Increase in accounts payable and
         accrued expenses                                                     128,075                      81,999
                                                           --------------------------- ---------------------------

          Net cash (used in) operating activities                             (60,208)                   (136,001)
                                                           --------------------------- ---------------------------

Investing activities
    Purchases of property and equipment                                             -                      (7,672)
                                                           --------------------------- ---------------------------
          Net cash (used in) provided by investing
            activities                                                              -                      (7,672)
                                                           --------------------------- ---------------------------
Financing activities
Proceeds from notes payable, including $15,900
  from a director in 1998                                                      93,868                           -
    Payment on notes payable                                                        -                     (11,628)
    Issuance of common stock                                                   16,600                     173,000
                                                           --------------------------- ---------------------------

          Net cash provided by financing activities                           110,468                     161,372
                                                           --------------------------- ---------------------------

Net increase in cash                                                           50,260                      17,699

Cash, beginning of period                                                       2,310                      18,059
                                                           --------------------------- ---------------------------

Cash, end of period                                        $                    5,410  $                   35,758
                                                           --------------------------- ---------------------------

Supplemental disclosures of cash flow information:
    Cash paid for interest                                 $                    5,410  $                    8,618

Supplemental schedule of noncash investing and
    financing activities:
    Tradename returned in exchange for common
       stock                                                                  401,045                           -
    Issuance of common stock related to exercise of                                 -                       4,250
       warrants, cash not yet received

                             See accompanying notes

                  QuikBIZ Internet Group, Inc. and Subsidiaries
              Notes to Condensed Consolidated Financial Statements

Note A - Business

QuikBiz Internet Group, Inc. and subsidiaries (formerly Algorithm Technologies Corporation)(the "Company") have two reportable segments, both of which sell their products and services in the Southeastern United States. One segment provides its clients with internet site design, television commercial and radio commercial development and production, print advertisement development and production, public relations and promotions. The other segment offers audio, video, multimedia and Internet services and products. It also produces and assists companies in creative content for corporate communications including sales, training, public relations and promotion.

During 1999, the Company commenced development of the QuikBiz Mall, a virtual mall on the Internet that offers corporate communications products, services and supplies online. Start-up costs with regards to this are expensed as incurred.

Note B - Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB.

Forward-Looking Statements

This report contains, in addition to historical information, forward-looking statements regarding the Company that involve risks and uncertainties. The Company's actual results could differ materially. For this purpose, any statements contained in this report that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, words such as "may," "will," "expect," "believe," "anticipate," "intend," "could," "estimate," or "continue" or the negative or other variations thereof or comparable terminology are intended to identify forward-looking statements. Factors that could cause or contribute to such difference include, but are not limited to, history of operating losses and accumulated deficit; possible need for additional financing; competition; dependence on management; risks related to proprietary rights; government regulation; and other factors discussed in this report and the Company's other filings with the Securities and Exchange Commission.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

     Six Months ended June 30, 1999 Compared to Six Months ended June 30, 1998.

     Revenues.

     Revenues were $708,136 for the six months ended June 30, 1998 and grew to $1,790,645 for the six months ended June 30, 1999, an increase of 153%. The increase in revenues reflected our acquisitions over the period, growing demand for Internet professional services and the introduction of new strategy, creative and technology services to the marketplace.

     Direct Costs.

     Direct costs were $430,871 for the six months ended June 30, 1998 and grew to $1,080,601 for the six months ended June 30, 1999, an increase of 151%. As a percentage of revenues, direct costs did not increase and were 60% for the six months ended June 30, 1998 and for the six months ended June 30, 1999.

     Selling General and Administrative Expenses.

     Selling, general and administrative expenses were $387,165 for the six months ended June 30, 1998 and grew to $829,203 for the six months ended June 30, 1999, an increase of 114%. As a percentage of revenues, general and administrative expenses decreased from 55% for the six months ended June 30, 1998 to 46% for the six months ended June 30, 1999. The decrease in percentage terms was primarily attributable to improved economies of scale. The increase in selling, general and administrative expenses in absolute dollar terms was the result of the expansion of our infrastructure to support growth.

     Amortization of Goodwill.

     Amortization of goodwill was $33,686 for the six months ended June 30, 1998 and $33,686 for the six months ended June 30, 1999. As a percentage of revenues, amortization of goodwill represented 5% of revenues in the first six months of 1998 and 2% of revenues in the first six months of 1999.

     Depreciation and Amortization.

     Depreciation and amortization expenses were $74,662 for the six months ended June 30, 1998 and decreased to $55,020 for the six months ended June 30, 1999, a decrease of 26%. As a percentage of revenues, depreciation and amortization represented 10% of revenues in the six months ended June 30, 1998 and 3% of revenues in the six months ended June 30, 1999. The decrease in absolute dollar terms from year to year resulted from the revaluation of acquired assets.

Liquidity and Capital Resources

     Since inception, we have funded our operations and investments in property and equipment through cash from operations, equity financings, borrowings from commercial banks and capital leases.

     Our cash and cash equivalents were $52,570 at June 30, 1998 and $35,758 at June 30, 1999. Cash used in operating activities of $60,208 in the six months ended June 30, 1998 and $136,001 in the six months ended June 30, 1999 was augmented by net proceeds from financing activities of $110,468 in the six months ended June 30, 1998 and $161,372 in the six months ended June 30, 1999.

     On July 9, 1999 we entered into an investment agreement with Swartz Private Equity, LLC to raise up to $20 million through a series of sales of common stock. The dollar amount of each sale is limited by the trading volume and a minimum period of time must occur between sales. In order to sell shares to Swartz, there must be an effective registration statement on file with the SEC covering the resale of the shares by Swartz and we must meet certain other conditions. The agreement is for a three-year period ending July 9, 2002.

     We have incurred recurring operating losses and negative cash flows from operating activities and have negative working capital. We believe that our available equity financing arrangement with Swartz will be sufficient to meet our working capital and capital expenditure requirements for at least the next two years. However, there can be no assurance that we will receive financing from Swartz, that we will not require additional financing within this time frame or that such additional financing, if needed, will be available on terms acceptable to us, if at all.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

     None.

Item 2.  Changes in Securities

(c)  Recent Sales of Unregistered Securities

     During the three months ended June 30, 1999, we made the sales of unregistered securities listed below. We relied on Section 4(2) of the Securities Act of 1933 as the basis for an exemption from registration for all of the transactions below, because none of the transactions involved any public offering.

     In April 1999 the Company sold 40,000 shares of common stock at a price of $.90 per share to two individuals.

     In May 1999 the Company issued warrants to purchase 500,000 shares of common stock at a price of $1.4625 per share to Swartz Private Equity, LLC in consideration for Swartz's commitment to enter into an investment agreement for the purchase of $20,000,000 of common stock of the Company.

     In June 1999 the Company sold 25,000 shares at a price of $.17 per share to Cella Reyes upon the exercise of a warrant issued to Ms. Reyes in connection with a promissory note issued to Ms. Reyes in June 1998.

Item 3.  Defaults Upon Senior Securities

     None.

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits

     27       Financial Data Schedule (June 30, 1999)


(b)  Reports on Form 8-K

     We did not file any reports on Form 8-K during the second quarter of 1999.

                                   SIGNATURES

     In accordance with requirements of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  March 3, 2000


                                 QUIKBIZ INTERNET GROUP, INC.



                                 By:      /s/ David B. Bawarsky
                                     -----------------------------------------
                                    David B. Bawarsky, Chief Executive Officer

                                  EXHIBIT INDEX

Exhibit Number               Description
---------------            -----------------------

27                         Financial Data Schedule