Form 10QSB
period 1999-03-31
QUIKBIZ INTERNET GROUP INC
filed 2000-03-08
CIK 925376

U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended            March 31, 1999
                                                 ------------------

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

     The issuer has not filed (i) a report on Form 8-K/A containing the financial statements required by Item 7 of Form 8-K with respect to the acquisition by the issuer of QuikLAB Multimedia Centers, Inc. on July 9, 1998; (ii) an annual report on Form 10-KSB for the year ended December 31, 1998; and (iii) a current report on Form 8-K with respect to the acquisition by the issuer of substantially all of the assets of Gallaspy & Lobel, Inc. on August 31, 1999. The issuer intends to file such reports in the near future.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. As of February 28, 2000, the issuer had outstanding 14,273,736 shares of Common Stock, par value $.002 per share.

                  QUIKBIZ INTERNET GROUP, INC. AND SUBSIDIARIES

                                                                            Page
                                                                            ----
Part I.  Financial Information

     Item I. Condensed Consolidated Financial Statements

          Condensed Consolidated Balance Sheets - December 31, 1998 and
          March 31, 1999......................................................3

          Condensed Consolidated Statements of Operations - Three Months
          Ended March 31, 1998 and 1999.......................................4

          Condensed Consolidated Statements of Cash Flows - Three Months
          Ended March 31, 1998 and 1999.......................................5

          Notes to Condensed Consolidated Financial Statements................6

     Item 2. Management's Discussion and Analysis of Financial Condition
          and Results of Operations...........................................7


Part II. Other Information

     Item 1. Legal Proceedings................................................9

     Item 2.  Changes in Securities and Use of Proceeds.......................9

     Item 3.  Defaults Upon Senior Securities.................................9

     Item 6.  Exhibits and Reports on Form 8-K................................9

     Signatures...............................................................10

                  QuikBIZ Internet Group, Inc. and Subsidiaries
                      Condensed Consolidated Balance Sheets

Assets

                                                               December 31, 19981            March 31, 1999
                                                           --------------------------- ---------------------------
                                                                                                      (Unaudited)
Current Assets

    Cash                                                   $                   18,059  $                   21,628
    Accounts receivable                                                       136,340                     283,411
    Other                                                                      38,969                      37,810
                                                           --------------------------- ---------------------------
       Total current assets                                                   193,368                     342,849
Property and equipment
    Furniture and equipment                                                    68,647                      76,772
    Leasehold improvements                                                     44,862                      44,862
                                                           --------------------------- ---------------------------
                                                                              113,509                     121,634
    Less accumulated depreciation                                             (40,706)                    (48,740)
                                                           --------------------------- ---------------------------
       Depreciated cost                                                        72,803                      72,894
Intangible assets                                                             595,300                     578,457
                                                           --------------------------- ---------------------------

       Total assets                                        $                  861,471  $                 994,200
                                                           =========================== ===========================


Liabilities and Shareholders' Equity
                                                               December 31, 1998             March 31, 1999
                                                           --------------------------- ---------------------------
Current liabilities

    Accounts payable and accrued expenses                  $                  483,291  $                  500,295
    Current maturities of long-term debt                                       59,397                      60,000
                                                           --------------------------- ---------------------------
       Total current liabilities                                              542,688                     560,295
Long-term debt                                                                242,685                     317,210
                                                           --------------------------- ---------------------------
       Total liabilities                                                      785,373                     877,505

Shareholders' equity

    Preferred stock; $.001 par value, 3,000 shares
       authorized; 261 shares issued and
       outstanding                                                             10,208                      10,208
    Common stock; $.002 par value; 25,000,000
       shares authorized; 13,090,571 and
       13,407,484 shares issued and outstanding,
       respectively                                                            26,179                      26,813
    Additional paid-in capital                                              2,692,419                   2,828,785
    Accumulated deficit                                                    (2,392,723)                 (2,528,023)
    Unearned compensation on restricted stock                                (259,985)                   (221,088)
                                                           --------------------------- ---------------------------

       Total shareholders' equity                                              76,098                     116,695
                                                           --------------------------- ---------------------------

       Total liabilities and shareholders' equity          $                  861,471  $                  994,200
                                                           ==========================  ===========================

                             See accompanying notes

--------

1 The balance sheet at December 31, 1998 has been derived from the audited consolidated financial statements at that date.

                  QuikBIZ Internet Group, Inc. and Subsidiaries
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)




                                                                 Three Months Ended

                                                                      March 31,
                                                       ----------------------------------------

                                                              1998                1999
                                                       -------------------  -------------------
Revenue

    Advertising                                        $          310,696 $            367,089

     Multimedia services and products                                   -              317,537
                                                       ------------------  -------------------

    Total revenue                                                 310,696              684,626
                                                       ------------------  --------------------

Operating expenses
    Direct costs                                                  176,618              408,331
    Selling, general and administrative
       expenses                                                   183,780              378,874
    Depreciation and amortization                                  44,620               27,510
                                                       ------------------  --------------------

    Total operating expenses                                      405,018              814,715
                                                       ------------------  --------------------

(Loss) from operations                                            (94,322)            (130,089)

Interest expense                                                    2,417                5,211
                                                       ------------------  --------------------

Net loss                                               $          (96,739) $          (135,300)
                                                       ------------------  --------------------

Weighted average number of common shares
outstanding                                                    12,846,194           13,279,580

Basic (loss) per common share                          $           (0.008) $            (0.010)


                             See accompanying notes

                  QuikBIZ Internet Group, Inc. and Subsidiaries
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)




                                                                        Three Months Ended March 31,
                                                           -------------------------------------------------------
                                                                      1998                        1999
                                                           --------------------------- ---------------------------
Operating activities
    Net (loss)                                             $                  (96,739) $                 (135,300)

    Adjustments to reconcile net (loss) to net cash used in operating activities:

       Depreciation and amortization                                           44,620                      27,510
       Amortization of unearned compensation                                        -                      38,897

    Changes in operating assets and liabilities, net of effects of acquisition:

       (Increase) in accounts receivable                                      (41,142)                   (147,071)
       (Increase) in other current assets                                     (15,102)                     (1,474)
       (Increase in accounts payable and
         accrued expenses                                                      82,346                      17,004
                                                           --------------------------- ---------------------------

          Net cash (used in) operating activities                             (26,017)                   (200,434)
                                                           --------------------------- ---------------------------

Investing activities
    Purchases of property and equipment
                                                                                    -                      (8,125)
                                                           --------------------------- ---------------------------
          Net cash (used in) provided by investing
            activities                                                              -                      (8,125)
                                                           --------------------------- ---------------------------

Financing activities
Proceeds from notes payable, including $15,900
  from a director in 1998                                                      19,874                      75,128
    Issuance of common stock                                                    9,600                     137,000
                                                           --------------------------- ---------------------------

          Net cash provided by financing activities                            29,474                     212,128
                                                           --------------------------- ---------------------------

Net increase in cash                                                            3,457                       3,569

Cash, beginning of period                                                       2,310                      18,059
                                                           --------------------------- ---------------------------

Cash, end of period                                                             5,767                      21,628
                                                           =========================== ===========================

Supplemental disclosures of cash flow information:
    Cash paid for interest                                 $                    2,417  $                    5,211

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

Note B - Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB.

Forward-Looking Statements

This report contains, in addition to historical information, forward-looking statements regarding the Company that involve risks and uncertainties. The Company's actual results could differ materially. For this purpose, any statements contained in this report that are not statements of historical fact may be deemed to be forward- looking statements. Without limiting the generality of the foregoing, words such as "may," "will," "expect," "believe," "anticipate," "intend," "could," "estimate," or "continue" or the negative or other variations thereof or comparable terminology are intended to identify forward-looking statements. Factors that could cause or contribute to such difference include, but are not limited to, history of operating losses and accumulated deficit; possible need for additional financing; competition; dependence on management; risks related to proprietary rights; government regulation; and other factors discussed in this report and the Company's other filings with the Securities and Exchange Commission.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

     Three Months ended March 31, 1999 Compared to Three Months ended March 31, 1998.

     Revenues.

     Revenues were $310,696 for the three months ended March 31, 1998 and grew to $684,626 for the three months ended March 31, 1999, an increase of 120%. The increase in revenues reflected our acquisitions in 1998, growing demand for Internet professional services and the introduction of new strategy, creative and technology services to the marketplace.

     Direct Costs.

     Direct costs were $176,618 for the three months ended March 31, 1998 and grew to $408,331 for the three months ended March 31, 1999, an increase of 131%. As a percentage of revenues, direct costs increased slightly and were 57% for the three months ended March 31, 1998 and 60% for the three months ended March 31, 1999. The increase in absolute dollars and percentage terms was primarily attributable to higher costs relating to acquired businesses.

     Selling General and Administrative Expenses.

     Selling, general and administrative expenses were $183,780 for the three months ended March 31, 1998 and grew to $378,874 for the three months ended March 31, 1999, an increase of 106%. As a percentage of revenues, general and administrative expenses decreased from 59% for the three months ended March 31, 1998 to 55% for the three months ended March 31, 1999. The decrease in percentage terms was primarily attributable to improved economies of scale. The increase in selling, general and administrative expenses in absolute dollar terms was the result of the expansion of our infrastructure to support growth.

     Amortization of Goodwill.

     Amortization of goodwill was $16,843 for the three months ended March 31, 1998 and $16,843 for the three months ended March 31, 1999. As a percentage of revenues, amortization of goodwill represented 5% of revenues in the first three months of 1998 and 2% of revenues in the first three months of 1999.

     Depreciation and Amortization.

     Depreciation and amortization expenses were $44,620 for the three months ended March 31, 1998 and decreased to $27,510 for the three months ended March 31, 1999, a decrease of 38%. As a percentage of revenues, depreciation and amortization represented 14% of revenues in the three months ended March 31, 1998 and 4% of revenues in the three months ended March 31, 1999. The decrease in absolute dollar terms from year to year resulted from the revaluation of acquired assets.

Liquidity and Capital Resources

     Since inception, we have funded our operations and investments in property and equipment through cash from operations, equity financings, borrowings from commercial banks and capital leases.

     Our cash and cash equivalents were $5,767 at March 31, 1998 and $21,628 at March 31, 1999. Cash used in operating activities of $26,017 in the three months ended March 31, 1998 was offset by net proceeds from financing activities of $29,474 in the three months ended March 31, 1998. Cash used in operating activities of $200,434 in the three months ended March 31, 1999 was augmented by net cash used in investing activities of $8,125 but offset by net proceeds of financing activities of $212,128 in the three months ended March 31, 1999.

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

Item 1.  Legal Proceedings

         None.

Item 2.  Changes in Securities

(c)      Recent Sales of Unregistered Securities

         During the three months ended March 31, 1999, we made the sales of unregistered securities listed below. We relied on Section 4(2) of the Securities Act of 1933 as the basis for an exemption from registration for all of the transactions below, because none of the transactions involved any public offering.

         In January 1999 we sold 100,000 shares of common stock at a price of $.30 per share to one individual.

         In February 1999 we sold 76,923 shares of common stock at a price of $.78 per share to one individual.

         In February 1999 we issued 100,000 shares to an individual upon the exercise of outstanding options at an exercise price of $.15 per share.

         In March 1999 we sold 40,000 shares of common stock at a price of $.80 per share to two individuals.

Item 3.  Defaults Upon Senior Securities

         None.

Item 6.  Exhibits and Reports on Form 8-K

(a)     Exhibits

        27       Financial Data Schedule (March 31, 1999)


(b)     Reports on Form 8-K

        We filed a report on Form 8-K on March 23, 1999 that included information filed pursuant to items 4 and 7 of Form 8-K.

                                   SIGNATURES

     In accordance with requirements of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  March 8, 2000


                            QUIKBIZ INTERNET GROUP, INC.



                            By:      /s/ David B. Bawarsky
                                ------------------------------------------
                                David B. Bawarsky, Chief Executive Officer

                                  EXHIBIT INDEX

Exhibit Number                      Description                         Page
--------------                      -----------                         -----

27                                  Financial Data Schedule              12