Form 10QSB
period 1999-09-30
QUIKBIZ INTERNET GROUP INC
filed 2000-03-08
CIK 925376

U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended          September 30, 1999
                                                 ------------------

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

                  QUIKBIZ INTERNET GROUP, INC. AND SUBSIDIARIES

                                                                         Page

Part I.  Financial Information

     Item I. Condensed Consolidated Financial Statements

          Condensed Consolidated Balance Sheets - December 31, 1998 and
          June 30, 1999......................................................3

          Condensed Consolidated Statements of Operations - Three Months
          Ended September 30, 1998 and 1999 and Nine Months
          Ended September 30, 1998 and 1999..................................4

          Condensed Consolidated Statements of Cash Flows - Nine Months
          Ended September 30, 1998 and 1999..................................5

          Notes to Condensed Consolidated Financial Statements...............7

     Item 2. Management's Discussion and Analysis of Financial Condition and
     Results of Operations...................................................8


Part II. Other Information

     Item 1. Legal Proceedings...............................................10

     Item 2.  Changes in Securities and Use of Proceeds......................10

     Item 3.  Defaults Upon Senior Securities................................10

     Item 6.  Exhibits and Reports on Form 8-K...............................10

     Signatures..............................................................11

                  QuikBIZ Internet Group, Inc. and Subsidiaries
                      Condensed Consolidated Balance Sheets

Assets

                                                               December 31, 19981          September 30, 1999
                                                           --------------------------- ---------------------------
                                                                                                       (Unaudited)
Current Assets

    Cash                                                   $                   18,059  $                   82,290
    Accounts receivable                                                       136,340                     849,545
    Other                                                                      38,969                      36,389
                                                           --------------------------- ---------------------------
       Total current assets                                                   193,368                     968,224
Property and equipment
    Furniture and equipment                                                    68,647                     159,268
    Leasehold improvements                                                     44,862                      44,862
                                                           --------------------------- ---------------------------
                                                                              113,509                     204,130
    Less accumulated depreciation                                             (40,706)                    (66,139)
                                                           --------------------------- ---------------------------
       Depreciated cost                                                        72,803                     137,991
Intangible assets                                                             595,300                   1,072,987
Other assets                                                                        0                     196,150
                                                           --------------------------- ---------------------------

       Total assets                                        $                  861,471  $                2,375,352
                                                           =========================== ===========================

Liabilities and Shareholders' Equity

                                                               December 31, 1998           September 30, 1999
                                                           --------------------------- ---------------------------
Current liabilities

    Accounts payable and accrued expenses                  $                  483,291  $                1,302,055
    Current maturities of long-term debt                                       59,397                     180,000
                                                           --------------------------- ---------------------------
       Total current liabilities                                              542,688                   1,482,055
Long-term debt                                                                242,685                     154,287
                                                           --------------------------- ---------------------------
       Total liabilities                                                      785,373                   1,636,342

Shareholders' equity

    Preferred stock; $.001 par value, 3,000 shares
       authorized; 261 shares issued and
       outstanding                                                             10,208                      10,208
    Common stock; $.002 par value; 25,000,000
       shares authorized; 13,090,571 and
       14,011,426 shares issued and outstanding,
       respectively                                                            26,179                      28,247
    Additional paid-in capital                                              2,692,419                   3,437,601
    Accumulated deficit                                                    (2,392,723)                 (2,593,752)
    Unearned compensation on restricted stock                                (259,985)                   (143,294)
                                                           --------------------------- ---------------------------

       Total shareholders' equity                                              76,098                     739,010
                                                           --------------------------- ---------------------------

       Total liabilities and shareholders' equity          $                  861,471  $                2,375,352
                                                           ==========================  ==========================


                             See accompanying notes

--------
1 The balance sheet at December 31, 1998 has been derived from the audited consolidated financial statements at that date.

                  QuikBIZ Internet Group, Inc. and Subsidiaries
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)




                                                      Three Months Ended                       Nine Months Ended
                                                         September 30,              -            September 30,
                                            ---------------------------------------- ---------------------------------------
                                                   1998                1999         -       1998        -       1999
                                            ------------------- -------------------- ------------------- -------------------
Revenue

    Advertising                             $          626,922 $          1,146,884  $        1,335,058  $        2,241,081

     Multimedia services and products                  365,226              320,527             365,226           1,016,975
                                            ------------------ --------------------- ------------------- -------------------

    Total revenue                                      992,148            1,467,411           1,700,284           3,258,056
                                            ------------------ --------------------- ------------------- -------------------

Operating expenses
    Direct costs                                       999,381              967,457           1,430,252           2,048,058
    Selling, general and
       administrative expenses                         313,233              483,141             700,398           1,312,344
    Depreciation and amortization                       36,001               33,282             110,663              88,302
                                            ------------------ --------------------- ------------------- -------------------

    Total operating expenses                         1,348,615            1,483,880           2,241,313           3,448,704
                                            ------------------ --------------------- ------------------- -------------------

(Loss) from operations                                (356,467)             (16,469)           (541,029)           (190,648)

Interest expense                                         3,304                1,765               8,715              10,381
                                            ------------------ --------------------- ------------------- -------------------

Net loss                                    $         (359,771)$            (18,234) $         (549,744) $         (201,029)
                                            ------------------ --------------------- ------------------- -------------------


Weighted average number of
common shares outstanding                           13,048,088           13,728,842          12,893,958          13,466,661

Basic (loss) per common share               $           (0.028)$             (0.001) $           (0.043)$            (0.015)


                             See accompanying notes

                  QuikBIZ Internet Group, Inc. and Subsidiaries
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)




                                                                      Nine Months Ended September 30,
                                                           -------------------------------------------------------
                                                                      1998                       1999
                                                           --------------------------- ---------------------------
Operating activities

    Net (loss)                                             $                 (549,744) $                 (201,029)

    Adjustments to reconcile net (loss) to net cash used in operating activities:

       Depreciation and amortization                                          110,663                      88,302
       Amortization of unearned compensation                                  234,278                     116,691

    Changes in operating assets and liabilities,
      net of effects of acquisition:
       (Increase) in accounts receivable                                     (262,429)                   (278,672)
       (Increase) decrease in other current assets                              4,388                      (1,072)
       (Increase) in other assets                                                   -                     (48,813)
       (Increase in accounts payable and
         accrued expenses                                                     348,518                     112,240
                                                           --------------------------- ---------------------------
          Net cash (used in) operating activities                            (114,326)                   (212,353)
                                                           --------------------------- ---------------------------

Investing activities
    Purchases of property and equipment                                             -                     (10,621)
    Cash received from acquisition
                                                                               76,312                           -
                                                           --------------------------- ---------------------------

          Net cash (used in) provided by investing
            activities                                                         76,312                     (10,621)
                                                           --------------------------- ---------------------------

Financing activities

Proceeds from notes payable, including $15,900
  from a director in 1998                                                      65,970                     127,032
    Payment on notes payable                                                        -                     (94,827)
    Issuance of common stock                                                   66,600                     255,000
                                                           --------------------------- ---------------------------

          Net cash provided by financing activities                           132,570                     287,205
                                                           --------------------------- ---------------------------

Net increase in cash                                                           94,556                      64,231

Cash, beginning of period                                                       2,310                      18,059
                                                           --------------------------- ---------------------------

Cash, end of period                                        $                  96,866   $                   82,290
                                                           =========================== ===========================


                                                                      Nine Months Ended September 30,
                                                           -------------------------------------------------------
                                                                      1998                       1999
                                                           --------------------------- ---------------------------
Supplemental disclosures of cash flow information:

    Cash paid for interest                                 $                    8,715  $                   10,381

Supplemental schedule of noncash investing and
    financing activities:
    Common stock issued in connection with
       compensation, net of amortization                                       63,270                           -
    Issuance of common stock and options related
       to acquisitions                                                         42,000                     488,000
    Tradename returned in exchange for common
       stock                                                                  401,045                           -
    Issuance of common stock related to exercise of                                 -                       4,250
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

Note B - Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB.

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

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

     Nine Months ended September 30, 1999 Compared to Nine Months ended September 30, 1998.

     Revenues.

     Revenues were $1,700,284 for the nine months ended September 30, 1998 and grew to $3,258,056 for the nine months ended September 30, 1999, an increase of 92%. The increase in revenues reflected our acquisitions over the period, growing demand for Internet professional services and the introduction of new strategy, creative and technology services to the marketplace.

     Direct Costs.

     Direct costs were $1,430,252 for the nine months ended September 30, 1998 and grew to $2,048,058 for the nine months ended September 30, 1999, an increase of 43%. As a percentage of revenues, direct costs decreased from 84% for the nine months ended September 30, 1998 to 63% for the nine months ended September 30, 1999. The decrease in percentage terms was primarily attributable to improved economies of scale. The increase in direct costs in absolute dollar terms resulted from higher costs relating to acquired businesses.

     Selling General and Administrative Expenses.

     Selling, general and administrative expenses were $700,398 for the nine months ended September 30, 1998 and grew to $1,312,344 for the nine months ended September 30, 1999, an increase of 87%. As a percentage of revenues, selling, general and administrative expenses decreased from 41% for the nine months ended September 30, 1998 to 40% for the nine months ended September 30, 1999. The decrease in percentage terms was primarily attributable to improved economies of scale. The increase in selling, general and administrative expenses in absolute dollar terms was the result of the expansion of our infrastructure to support growth.

     Amortization of Goodwill.

     Amortization of goodwill was $50,529 for the nine months ended September 30, 1998 and $54,969 for the nine months ended September 30, 1999. As a percentage of revenues, amortization of goodwill represented 3% of revenues in the first nine months of 1998 and 2% of revenues in the first nine months of 1999.

     Depreciation and Amortization.

     Depreciation and amortization expenses were $110,663 for the nine months ended September 30, 1998 and decreased to $88,302 for the nine months ended September 30, 1999, a decrease of 20%. As a percentage of revenues, depreciation and amortization represented 7% of revenues in the nine months ended September 30, 1998 and 3% of revenues in the nine months ended September 30, 1999. The decrease in absolute dollar terms from year to year resulted from the revaluation of acquired assets.

Liquidity and Capital Resources

     Since inception, we have funded our operations and investments in property and equipment through cash from operations, equity financings, borrowings from commercial banks and capital leases.

     Our cash and cash equivalents were $96,866 at September 30, 1998 and $82,290 at September 30, 1999. Cash used in operating activities of $114,326 in the nine months ended September 30, 1998 was offset by net cash provided by investing activities of $76,312 and net proceeds of financing activities of

$132,570 in the nine months ended September 30, 1998. Cash used in operating activities of $212,353 in the nine months ended September 30, 1999 was augmented by net cash used in investing activities of $10,621 but offset by net proceeds from financing activities of $287,205 in the nine months ended September 30, 1999.

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

Item 1. Legal Proceedings

        None.

Item 2. Changes in Securities

(c)     Recent Sales of Unregistered Securities

     During the three months ended September 30, 1999, we made the sales of unregistered securities listed below. We relied on Section 4(2) of the Securities Act of 1933 as the basis for an exemption from registration for all of the transactions below, because none of the transactions involved any public offering.

     In August 1999 we sold an aggregate of 172,000 shares of common stock at a price of $.50 per share to two individuals.

     In September 1999 we issued 366,000 shares of common stock to Gallaspy & Lobel, Inc. in consideration for substantially all of the assets of Gallaspy & Lobel, Inc.

Item 3. Defaults Upon Senior Securities

        None.

Item 6. Exhibits and Reports on Form 8-K

(a)     Exhibits

        27       Financial Data Schedule (September 30, 1999)


(b)     Reports on Form 8-K

     We did not file any reports on Form 8-K during the third quarter of 1999.

                                   SIGNATURES

     In accordance with requirements of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  March 8, 2000


                                  QUIKBIZ INTERNET GROUP, INC.


                                  By:      /s/ David B. Bawarsky
                                     ---------------------------------------
                                     David B. Bawarsky, Chief Executive Officer

                                  EXHIBIT INDEX

Exhibit Number                      Description                           Page
--------------                      -----------------------             ------

27                                  Financial Data Schedule               13