Form 10KSB
period 1998-12-31
QUIKBIZ INTERNET GROUP INC
filed 2000-03-16
CIK 925376

U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

    [X] ANNUAL REPORT PURSUANT SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                   For the fiscal year ended December 31, 1998

   [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

  For the transition period from __________________ to _______________________


                         Commission file number 0-25276

                          QUIKBIZ INTERNET GROUP, INC.
                         -------------------------------
                 (Name of small business issuer in its charter)



             Nevada                                   88-0320364
           ----------                                 ---------
    (State or other jurisdiction          (I.R.S. Employer Identification No.)
    of incorporation or organization)


                   6801 Powerline Road
                 Ft. Lauderdale, Florida                           33309
                        ----------                             --------------
         (Address of principal executive offices)                (Zip code)



                    Issuer's telephone number: (954) 970-3553

       Securities registered under Section 12(b) of the Exchange Act: None


         Securities registered under Section 12(g) of the Exchange Act:

                     Common Stock, $.002 par value per share

                          ----------------------------
                                (Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [x]

The issuer has not filed (i) a report on Form 8-K/A containing the financial statements required by Item 7 of Form 8-K with respect to the acquisition by the issuer of QuikLAB Multimedia Centers, Inc. on July 9, 1998; and (ii) a current report on Form 8-K with respect to the acquisition by the issuer of substantially all of the assets of Gallaspy & Lobel, Inc. on August 31, 1999. The issuer intends to file such reports in the near future.

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer's revenues for its most recent fiscal year: $2,142,414. (Fiscal year ended December 31, 1998)

As of March 9, 2000, the aggregate market value of the issuer's common stock (based on the average of the bid and asked prices on the OTC Bulletin Board) held by non-affiliates was $5,763,437.59. As of March 13, 2000, there were 14,273,736 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

         None.



Transitional Small Business Disclosure Format (check one): Yes  [  ];  No  [x]

                                     PART I

Item 1. Description of Business.
        -----------------------

     QuikBIZ Internet Group, Inc. is a Nevada corporation. It was originally incorporated in 1984 in Utah under the name Sunwest Industries Inc. In 1994 it merged with International Training & Education Corp., changed its name to International Training & Education Corp. and became a Nevada corporation. In 1996 it changed its name to DigiMedia USA, Inc. In May 1997, it merged with Nitros Franchise Corporation and changed its name to Nitros Franchise Corporation. In July 1997, it changed its name to Algorhythm Technologies Corporation. In July 1998, it changed its name to QuikBIZ Internet Group, Inc.

     As a result of QuikBIZ's merger with Nitros Franchise Corporation in May 1997 and the change in management that accompanied the merger, QuikBIZ changed the focus of its business to the acquisition and development of Internet-related businesses and phased out its prior business, which consisted of developing computer-based training courses for the law enforcement industry. In November 1997, QuikBIZ acquired A.D.S. Advertising Corp., doing business as The Smith Agency (now SmithAgency.com, Inc.), and in July 1998, QuikBIZ acquired QuikBIZ Media Centers, Inc. (formerly QuikLAB Multimedia Centers, Inc.) ("QuikBIZ Media").

     Through its QuikBIZ Mall division and its principal subsidiaries, QuikLAB and SmithAgency.com, QuikBIZ is developing several complementary
Internet-oriented businesses.

     The QuikBIZ Mall. The QuikBIZ Mall is a virtual mall for "business to business" corporate communications. The QuikBIZ Mall enables businesses to browse virtual, service-oriented specialty stores and order services on-line. The services offered through the QuikBIZ Mall currently include Internet television and radio services, Internet consulting, duplication services, animation services, advertising services and presentation services. We expect that duplication services will also be offered in the future. All of our subsidiaries and business units, as well as certain strategic partners, are "tenants" in the QuikBIZ Mall. We create each merchant store and purchase products directly through "drop-ship" vendors. The vendors bill us for products or services purchased at the Mall and we bill the purchasers. Each store has its own separate URL and is marketed independently of the Mall. There are presently 11 stores on the Mall: M2 PressWIRE, Media Furnishings, QuikBIZ Media, Quoteit.com, The Presentation Shop, Pro-Tape Outlet, SmithAgency.com, Cables and Bits, BizBookStop, Cdsupplies.com and LCD Mart. We own all of the stores except M2 PressWIRE.

     Today, the majority of corporate communication products and services are offered through traditional marketing channels, including audio/video dealers and catalog/mail order houses. The QuikBIZ Mall provides much more than the traditional marketing channels of selling products and service. The site offers businesses greater product selection, product comparison, discount pricing, one-stop shopping, easy ordering and fast shipping.

     There are presently a limited number of Internet sites focusing specifically on corporate communication products and services. These Internet sites fall under three types: manufacturers' websites, dealers' websites, and business portal websites.

     Manufacturers of communication products who have websites generally do not offer their products directly to the end user through the websites. These manufacturers use traditional marketing channels such as local audio/visual dealers, wholesalers and catalog houses to sell their products. Manufacturers generally use their websites only to disseminate product and dealer information.

     Business portals that provide business information generally have limited offerings of communications products and services. Business portals that offer some e-commerce products usually just redirect purchasers through hot links to third-party merchant websites.

     Other virtual shopping malls group products and/or virtual stores together but send consumers to individual merchants' websites to complete the purchase. Once consumers are redirected to other sites, they generally start to go direct, bypassing the original referring site.

     QuikBIZ deals directly with its suppliers, buying at greatly discounted prices. Most other virtual malls are middlemen who collect commissions from banner ads and click-through and re-direct referrals. These types of commissions are generally low.

     QuikBIZ Media. QuikBIZ Media is a retail, business-oriented, multimedia production facility. It offers a wide variety of audio, video, multimedia and Internet services and products to businesses, government agencies, non-profit organizations, schools, universities, religious organizations and consumers. QuikBIZ Media produces and assists companies in creative content for all types of corporate communications including sales, training, public relations and promotion. QuikBIZ Media provides services in the development of Internet and Intranet sites, interactive media, video and audio production, video and audio digital encoding, animation, video/audio/CD duplication and media package design and collateral materials. Most of the services offered through QuikBIZ Media are done in-house. We offer free pick-up, free delivery and same day service. More than 70% of QuikBIZ Media's clientele are businesses using electronic media for sales, training, public relations, promotion and corporate communications. QuikBIZ Media also acts as a service bureau, providing services for all formats of audio/visual and interactive media.

     QuikBIZ Media has been operating a multimedia center in Fort Lauderdale, Florida since 1991. It has developed and tested proprietary systems for operating retail multimedia centers and plans to open retail multimedia centers in major cities in the United States during the next three years. QuikBIZ Media served over 9,000 clients within the last four years. Many businesses compete with QuikBIZ Media in some aspects of the video, multimedia and Internet industries. This competition includes traditional video production facilities, cable companies, television stations, duplication facilities, ISP companies, web development companies, ad agencies and service bureaus. Most of QuikBIZ Media's competitors operate from office buildings or warehouses. Some limit their services to commercial or trade clients only; others are even more specialized.

     QuikBIZ Media is different from most of its competition because it operates in a convenient retail setting, with retail walk-in hours, and caters to businesses, schools, universities, government agencies, non-profit organizations, religious organizations and consumers. As a full service, retail multimedia showroom, QuikBIZ Media's retail shops provide an alternative to visiting several different, unrelated facilities to complete a multimedia project. QuikBIZ Media was founded by its President, David Bawarsky, who is the Chief Executive Officer and Chairman of QuikBIZ.

     Quoteit.com. Quoteit.com is an Internet site created and managed by QuikBIZ Media that enables businesses, government agencies, non-profit organizations, schools, universities, religious organizations and consumers to shop for media duplication services on-line. Visitors to the site can name their own price for any quantity of audio, video, CD-Rom, digital video disc (DVD) and diskette duplication services. Quoteit then seeks a vendor willing to do the work at the quoted price. QuikBIZ Media provides the duplication services through its own facilities and through major duplication/replication companies throughout the United States. Potential vendors are approved through an application process. If a vendor is approved, it becomes part of a pool of vendors that we approach with the consumer's bid price.

     SmithAgency.com. SmithAgency.com is a full service agency specializing in advertising and public relations services. SmithAgency.com has been in business since 1983.

     SmithAgency.com offers a broad range of services to its clients, including television and radio commercial development and production, print advertisement development and production, direct marketing, promotions, general image advertising, design services and Internet site design. The traditional marketing services offered by SmithAgency.com include the development and planning of the advertising, including creative design and production of the advertisements, media research, planning and buying of space and time, and market research. SmithAgency.com has created a separate division, called Pix'l Creative, to provide advertising, marketing and public relations services on a per-project basis. The Pix'l Creative division will operate an e-commerce web site that will be linked to the QuikBIZ Mall.

     Direct marketing and promotions offered by SmithAgency.com include direct mail, direct response and 800 number services, as well as on-line marketing. The development and the design of interactive campaigns are part of the promotion aspect of the agency's business.

     General image advertising focuses on the company or organization as a whole and not on a specific product. This "branding" effort is an important element in building consumer confidence.

     SmithAgency.com represents clients in a wide variety of industries, including healthcare, automotive, consumer packaged goods, entertainment and the food industry.

     The marketing and communications industry is very competitive and is expected to remain so. SmithAgency.com's primary competitors are the advertising firms in the southeastern United States, but SmithAgency.com also faces competition from small- to mid- size firms in cities around the country. Competition in the advertising industry is based upon creativity, knowledge of media, ability to service a client, financial controls and "chemistry" with the client. Firms that have focused primarily in public relations are beginning to accept assignments for non-public relations work. The Internet appears to be giving rise to an influx of competitors who are not necessarily trained in the traditional aspects of the advertising industry.

Recent Events

     On August 31, 1999, we completed the acquisition of substantially all of the assets of Gallaspy & Lobel, Inc., an advertising firm based in south Florida doing business under the name G&L Group. We acquired all of G&L Group's contracts and pending orders with its existing active clients, as well as all of G&L Group's accounts receivable relating to its existing active clients. The accounts receivable we acquired totaled approximately $500,000. In consideration for G&L Group's assets, we agreed to pay G&L Group $610,000, payable in shares of our common stock, and we assumed approximately $750,000 of G&L Group's liabilities. We issued 366,000 shares of common stock to G&L Group on September 1, 1999, valued for purposes of the transaction at $1.25 per share, and we are obligated to issue another 122,000 shares within one year. In connection with the acquisition, James Lobel, the president of G&L Group, entered into a three year employment agreement with us and agreed to become the president of SmithAgency.com.

Government Regulation

     Our Internet-related businesses, including the QuikBiz Mall, are presently not subject to extensive government regulation. However, because the Internet is still evolving, new laws or regulations may be implemented in the future that specifically impact our Internet-related businesses. New laws or regulations may address issues such as user privacy, freedom of expression, pricing of products and services, taxation, advertising, intellectual property rights, information, security and the convergence of traditional communications services with Internet communications.

     The advertising services produced by SmithAgency.com are subject to the Federal Trade Commission Act and the regulations of the Federal Trade Commission. The FTC Act proscribes false advertising, misleading and unfair advertising and similar practices.

Employees

     QuikBIZ has two employees, QuikBIZ Media has 17 employees and SmithAgency.com has 16 employees. None of our employees is represented by a labor union. We consider our relations with our employees to be good.

Item 2. Properties.
        ----------

         Our subsidiaries lease the following properties:

       Subsidiary                     Location                       Area                Monthly Rent          Termination Date
       ----------                     --------                       ----                ------------          ----------------
SmithAgency.com           6801 Powerline Road                 10,000 square feet            $6,500                8/31/2004(1)
                          Ft. Lauderdale, FL 33309

SmithAgency.com           5310 N.W. 33rd Ave.                 2,746 square feet             $3,098                1/31/2001(2)
                          Ste. 212
                          Ft. Lauderdale, FL 33309

QuikBIZ Media             2121 W. Oakland Park Blvd.          6,700 square feet             $7,575                2/01/2006
                          Suite 8
                          Ft. Lauderdale, FL 33311

------------------------------------


(1) SmithAgency.com has an option to renew this lease for an additional three-year term.

(2)  This space has been sublet to a third party.

Item 3. Legal Proceedings.
        -----------------

     QuikBIZ Media is a defendant in a lawsuit filed in June 1999 in the Circuit Court of the Seventeenth Judicial Circuit, in Broward County, Florida. The plaintiff, Lynda V. McGlawn, is seeking to collect a debt resulting from the assignment to her by Telephonetics International, Inc. of a debenture of QuikBIZ Media the amount of $110,000. QuikBIZ Media previously filed a separate action in the Circuit Court against Telephonetics International, Inc. alleging, among other things, that QuikBIZ Media was fraudulently induced to execute the debenture. QuikBIZ Media is currently seeking to have the two lawsuits consolidated.

Item 4. Submission of Matters to a Vote of Security Holders.
        ---------------------------------------------------

         None

                                     PART II

Item 5. Market for Common Equity and Related Stockholder Matters.
        --------------------------------------------------------

     Our common stock is quoted on the OTC Electronic Bulletin Board. The following table sets forth the high and low bid prices of our common stock for each quarter for the years 1997, 1998 and 1999 and the first quarter of 2000 through March 10, 2000. As of March 13, 2000, there were 420 holders of record of our common stock. We have never paid any dividends.

     The quotations set forth below reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

Common Stock:


Year                                                                           High             Low
-------                                                                       ------           -----
                                                                                ($)              ($)
1997
First Quarter                                                                   .32              .15
Second Quarter (April 1 through May 13)                                         .14              .13
Second Quarter (May 14 through June 30)                                        1.69              .88
(after a 1-for-7 reverse split)
Third Quarter                                                                   .88              .25
Fourth Quarter                                                                  .31              .13

1998

First Quarter                                                                   .40              .10
Second Quarter                                                                  .38              .11
Third Quarter                                                                   .40              .22
Fourth Quarter                                                                  .69              .38

1999

First Quarter                                                                  1.57              .44
Second Quarter                                                                 2.00             1.06
Third Quarter                                                                  1.81              .63
Fourth Quarter                                                                 1.625             .375

2000

First Quarter (through March 10, 2000)                                         2.1875           1.25


Dividends.
---------

     We have not paid any dividends on our common stock during the past two years. We expect to continue to retain all earnings generated by our operations for the development and growth of our business, and do not anticipate paying any cash dividends to our shareholders in the foreseeable future. The payment of future dividends on the common stock and the rate of such dividends, if any, will be determined by our Board of Directors in light of our earnings, financial condition, capital requirements and other factors.

Recent Sales of Unregistered Securities.
---------------------------------------

     Except as otherwise indicated, we relied upon Section 4(2) of the Securities Act as the basis for exemption from registration for all of the following sales because the transactions did not involve public offerings.

     In February 1998 we sold an aggregate of 46,000 shares of common stock at a price of $.10 per shares to two individuals.

     In March 1998 we sold 50,000 shares of common stock at a price of $.10 per share to one individual.

     In March 1998 we issued 400,000 shares of common stock in payment of an outstanding loan of $40,000 to our subsidiary SmithAgency.com, Inc.

     In April 1998 we sold 20,000 shares of common stock at a price of $.10 per share to one individual.

     In April 1998 we issued an aggregate of 1,525,000 shares of common stock to three individuals in consideration for services to be rendered pursuant to employment agreements between our subsidiary QBIZ Business Centers, Inc., f/k/a Capital Network of America, Corp., and such individuals.

     In June 1998 we sold 100,000 shares of common stock at a price of $.10 per share to one individual.

     In June 1998 we issued options to purchase an aggregate of 60,000 shares at a price of $.002 per share to two of our directors as compensation for their services as directors during 1998.

     In July 1998 we issued an aggregate of 1,300,000 shares of common stock to three individuals in consideration for services to be rendered pursuant to employment agreements between our subsidiary QBIZ Business Centers, Inc., f/k/a Capital Networks of America, Corp., and such individuals. 1,000,000 of these shares were subsequently returned to us.

     In July 1998 we issued options to purchase 200,000 shares of common stock to David Bawarsky, exercisable for five years at a price of $.002 per share, in connection with our acquisition of QuikBIZ Media Centers, Inc.

     In July 1998 we issued warrants to purchase 600,000 shares of common stock at a price of $.25 per share to M.H. Meyerson & Co., Inc. in consideration for services to be rendered by Meyerson pursuant to an investment banking agreement entered into between Meyerson and us as of July 14, 1998. The warrants have a term of five years.

     In August 1998 we issued an aggregate of 240,000 shares of common stock to two individuals in consideration for services rendered.

     In August 1998 we sold 200,000 shares of common stock at a price of $.25 per share to one individual.

     In September 1998 we issued 9,868 shares of common stock to Kirk J. Girrbach pursuant to an agreement under which Mr. Girrbach provided legal services to us.

     In October 1998 we issued 120,000 shares to one individual in consideration for services rendered and to be rendered pursuant to an employment agreement between such individual and us.

     In November 1998 we issued 200,000 shares to one individual in consideration for services rendered and to be rendered pursuant to an employment agreement between SmithAgency.com and such individual.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations
        ---------------------------------------------------------------

Overview

     We provide businesses with communications services and products, including Internet, Intranet, Extranet, Web site and electronic media solutions, advertising, marketing and branding services, and related services. We offer a comprehensive range of communications solutions designed to improve clients' business processes. We provide professional services including strategic consulting, analysis and design, technology development, systems implementation and integration and audio and visual materials, including audio, video, CD and DVD-Rom. We also provide advertising, marketing and consulting services in the areas of strategic corporate and product positioning, corporate identity and product branding, new media, packaging, collateral systems, direct marketing, consumer and trade promotions and media placement services.

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

     As a result of QuikBIZ's merger with Nitros Franchise Corporation in May 1997 and the change in management that accompanied the merger, QuikBIZ changed the focus of its business to the acquisition and development of Internet-related businesses. QuikBIZ phased out its prior business, which consisted of developing computer based training courses for the law enforcement industry. In November 1997, QuikBIZ acquired A.D.S. Advertising Corp., doing business as The Smith Agency (now SmithAgency.com), and in July 1998 QuikBIZ acquired QuikLAB Multimedia Centers, Inc.

     On July 1, 1998, we completed the acquisition of QuikBIZ Media. Accordingly, our financial statements have been presented to combine the consolidated financial statements of QuikBIZ Media and SmithAgency.com for the periods presented.

     Since the reverse merger with Nitros Franchise Corporation in May 1997, our operations have related primarily to recruiting personnel, raising capital, and completing the acquisitions of SmithAgency.com (November 1998), QuikBIZ Media (July 1998) and G & L Group (September 1999). Through December 31, 1998, we have derived our revenues from two of our wholly-owned subsidiaries: SmithAgency.com and QuikBIZ Media. Revenues from wholly-owned subsidiaries represented 100% of our revenues for the year ended December 31, 1998.

     QuikBIZ's consolidated financial statements included SmithAgency.com for the twelve months ended December 31, 1998.

     On August 31, 1999, we completed the acquisition of substantially all of the assets of G&L Group. We acquired all of G&L Group's contracts and pending orders with its existing active clients, and all of G&L Group's accounts receivable relating to its existing active clients.

Results of Operations

     Our revenues have grown from $140,355 in 1997 to $2,142,414 in 1998 on an actual basis, but have declined from $2,990,000 in 1997 to $2,952,000 in 1998 on a pro forma basis giving effect to our acquisitions.

     The consolidated December 31, 1998 financial statements included a net loss of $783,364, of which $410,970, or 52.5%, was non-cash and mainly attributable to acquisition costs, including goodwill, amortization expense and employee stock options.

Sources of Revenues and Revenue Recognition

     QuikBIZ consolidates the financial statements of acquired entities beginning on the date QuikBIZ assumes effective control of those entities. Revenues primarily consist of advertising and multimedia productions. We derive our revenues from services performed under one of three pricing arrangements: retainer, time-and-materials and fixed-price.

     We bill and recognize revenues from retainer agreements on a monthly basis while the agreements are in effect. Retainer agreements are generally one year in length and include a renewal clause. Typically, retainer relationships with clients result in additional fixed-price and time-and-materials projects. Retainer fees currently represent a small percentage of our overall revenues, although revenues from clients with whom we have retainer relationships represent a substantial portion of our overall revenues. Consistent with our focus on long-term relationships, our goal is to increase our number of retainer-based arrangements.

     We bill and recognize revenues from time-and-materials projects on the basis of costs incurred in the period. We use a standardized estimation and work plan development process to determine the requirements and estimated price for each project. This process takes into account the type and overall complexity of the project, the anticipated number of personnel of various skill sets needed and their associated billing rates, and the estimated duration of and risks associated with the project. Management personnel familiar with the production process evaluate and price all project proposals.

     We recognize revenues from fixed-price projects using the percentage-of-completion method based on the ratio of costs incurred to the total estimated project costs. Fees are billed to the client over the course of the project. We estimate the price for fixed-price projects using the same methodology as time-and-materials projects. All fixed-price proposals must first be approved by a member of our senior management team.

     We report revenue net of reimbursable expenses. Our revenues and earnings are affected by a number of factors, including:

-    the amount of business developed from existing relationships;
-    our ability to meet the changing needs of the marketplace;
-    employee retention;
-    billing rates;
-    our ability to deliver complex projects on time; and
-    efficient utilization of our employees.

     Many of our business initiatives, including our acquisition strategy, are aimed at enhancing these factors.

     Our expenses include direct costs, sales and marketing, general and administrative, depreciation and amortization of tangible assets, and amortization of goodwill. Direct costs includes salaries, benefits and incentive compensation of billable employees and other direct costs associated with revenue generation. Selling, general and administrative expenses include the salaries and benefits costs of management and other non-billable employees, sales and marketing expenses rent, accounting, legal and operational costs. Depreciation and amortization expenses primarily include depreciation of technology equipment, furniture and fixtures and leasehold improvements. Amortization of goodwill expenses include charges for the excess of purchase price over net tangible book value of acquired companies. Personnel compensation and facilities costs represent a high percentage of our operating expenses and are relatively fixed in advance of each quarter.

Acquisition of Internet-Related Professional Services Firms

     In addition to organic growth, a key component of our overall growth strategy is the acquisition of, or investment in, complementary businesses, technologies, services and products. We have acquired three companies since 1997 and intend to continue acquiring similar businesses.

     From July 1, 1997, to March 13, 2000, our staff increased from approximately 2 to approximately 35 employees.

     We evaluate acquisitions based on numerous quantitative and qualitative factors. Quantitative factors include historical and projected revenues and profitability, geographic coverage and backlog of projects under contract. Qualitative factors include strategic and cultural fit, management skills, customer relationships and technical proficiency. We used our common stock as the primary consideration. We anticipate that we will use common stock and cash as the primary form of consideration for future acquisitions.

     We strive to integrate all acquired companies into our operating organization. This integration includes business development, delivery of services, managerial and administrative support, benefits, purchasing and all other areas.

     All of our acquisitions have been accounted for using the purchase method. Under the purchase method, the financial data of the acquired entities are consolidated with our financial results from the effective dates of their acquisition. For each acquisition, a portion of the purchase price is allocated to the tangible and identifiable intangible assets acquired and liabilities assumed based on their respective fair market values on the acquisition date. The remaining unallocated portion of the purchase price is allocated to intangible assets, primarily goodwill, and amortized on a straight-line basis over the estimated period of benefit, which is currently 10 years. We evaluate the period of benefit on a company-by-company basis. For the year ended December 31, 1998, amortization of goodwill expense was $67,375.

Comparison of the Fiscal Years 1997 and 1998

     The following discussion relates to our actual operating results for the periods noted. The operating results discussed include the operations of acquired companies from the effective dates of their acquisitions. Given that each year includes revenues and expenses from new acquisitions, we believe that the operating results for 1998 are not directly comparable to the operating results for 1997.

     Revenues. Revenues were $140,355 in 1997 and grew to $2,142,414 in 1998, an increase of approximately 1,426%. The increase in revenues reflected the acquisitions of SmithAgency.com in November 1997 and QuikBIZ Media in July 1998.

     Direct Costs. Direct salaries and costs were $126,703 in 1997 and grew to $1,753,877 in 1998, an increase of approximately 1,284%. Direct costs represented 82% and 90% of revenues in 1998 and 1997, respectively. The increase in direct costs as a percentage of revenues in 1998 compared to 1997 was primarily due to acquisitions.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses were $127,635 in 1997 and grew to $1,023,831 in 1998, an increase of approximately 702%. Selling, general and administrative expenses represented 48% of revenues in 1998 and 91% in 1997. The increase in selling, general and administrative expenses in absolute dollar terms and as a percentage of revenues in 1998 compared to 1997 was the result of our acquisitions and increases in expenses in anticipation of future growth, including rent and other expenses incurred in offices acquired through our acquisitions of SmithAgency.com and QuikBIZ Media and the hiring of additional employees.

     Amortization of Goodwill. Amortization of goodwill was $11,062 in 1997 and $67,373 in 1998. The increase in amortization of goodwill was the result of there being only two months of amortization in 1997 and 12 months of amortization in 1998.

     Depreciation and Amortization. Depreciation and amortization expenses were $74,687 in 1997 and grew to $121,590 in 1998, an increase of approximately 63%. Depreciation and amortization expenses represented approximately 6% of revenues in 1998 and 53% of revenues in 1997. The increases from year to year were related to the investment in, and related depreciation of, technology equipment, furniture and fixtures, and leasehold improvements, and the depreciation of the assets of the companies we acquired.

Liquidity and Capital Resources

     Since inception, we have funded our operations and investments in property and equipment through cash from operations, equity financings, borrowings from commercial banks and capital leases.

     Our cash and cash equivalents were $2,310 at December 31, 1997 and $18,059 at December 31, 1998. Cash used in operating activities of $78,747 in 1997 and $191,403 in 1998 was augmented by net proceeds from financing activities of $41,916 in 1997 and $132,837 in 1998 and net cash providing by investing activities of $7,062 in 1997 and $74,315 in 1998.

     On July 9, 1999 we entered into an investment agreement with Swartz Private Equity LLP to raise up to $20 million through a series of sales of common stock. The dollar amount of each sale is limited by the trading volume and a minimum period of time must occur between sales. In order to sell shares to Swartz, there must be an effective registration statement on file with the SEC covering the resale of the shares by Swartz and we must meet certain other conditions. The agreement is for a three-year period ending July 9, 2002.

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

Year 2000 Compliance

     The Year 2000 problem is the result of certain computer programs being written using two digits, rather than four digits, to define the applicable year. Any computer programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000, or not recognize the date at all. If not corrected, this could result in system failures or miscalculations that could result in service or other interruptions. To date, we have not experienced any significant Year 2000 problems.

     Testing and compliance monitoring as part of our Year 2000 program will continue into 2000 to ensure proper leap year operations and that system changes and additions are Year 2000 compliant.

Forward-looking Statements

     When used in this and in future filings by the Company with the Securities and Exchange Commission, in the Company's press releases and in oral statements made with the approval of an authorized executive officer of the Company, the words or phrases "will likely result," "plans," "will continue," "is anticipated," "estimated," "expect," "project" or "outlook" or similar expressions (including confirmations by an authorized executive officer of the Company of any such expressions made by a third party with respect to the Company) are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. The Company cautions readers not to place undue reliance on any such forward-looking statements, each of which speaks only as of the date made. Such statements are subject to certain risks and uncertainties, including but not limited to our history of losses, our limited operating history, our need for additional financing, rapid technological change, and an evolving and uncertain market for on-line commerce, that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. Factors that may cause actual results to differ materially from those contemplated by such forward-looking statements include, among others, the factors described in the Risk Factors set forth in Exhibit 99 to this report. We undertake no obligation to release publicly revisions we make to any forward-looking statements to reflect events or circumstances occurring after the date of such statements. All written and oral forward-looking statements made after the date of this report and attributable to us or persons acting on our behalf are expressly qualified in their entirety by this section.

Item 7. Financial Statements.
        --------------------

     Report of Gerson, Preston & Company, P.A............................ 12

         Report of Want & Ender CPA, P.C................................. 13

         Consolidated Balance Sheets, December 31, 1997 and 1998......... 14

         Consolidated Statements of Operations, Years Ended December 31,
             1997 and 1998............................................... 15

         Consolidated Statements of Shareholders' Equity, Years Ended
             December 31, 1997 and 1998.................................  16

     Consolidated Statements of Cash Flows, Years Ended December 31,
            1997 and 1998 .............................................   17

         Notes to the Financial Statements.............................   19

Board of Directors
QuikBIZ Internet Group, Inc. and Subsidiaries

                          INDEPENDENT AUDITORS' REPORT

     We have audited the accompanying consolidated balance sheet of QuikBIZ Internet Group, Inc. and Subsidiaries at December 31, 1998 and the related consolidated statements of operations, shareholders' equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

     We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of QuikBIZ Internet Group, Inc. and Subsidiaries at December 31, 1998 and the consolidated results of their operations and cash flows for the year then ended in conformity with generally accepted accounting principles.

     The financial statements referred to above have been prepared assuming that QuikBIZ Internet Group, Inc. and Subsidiaries will continue as a going concern. As more fully described in Note 3, the Company has incurred recurring operating losses, negative cash flows from operating activities, and has negative working capital. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans as to these matters are also described in Note 3. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that might result from the outcome of this uncertainty.

                                      /s/ GERSON, PRESTON & COMPANY, P.A.

                                                      September 17, 1999

                                  Want & Ender
                                    CPA, P.C.

                          Certified Public Accountants

Martin Ender CPA
Stanley Z. Want CPA, CFP




                          Independent Auditor's Report

To the Shareholders and Board of Directors
QuikBIZ Internet Group, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheet of QuikBIZ Internet Group, Inc. and Subsidiaries at December 31, 1997 and related consolidated statements of operations, shareholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of QuikBIZ Internet Group, Inc. and Subsidiaries at December 31, 1997 and the consolidated results of operations and cash flows of QuikBIZ Internet Group, Inc. and Subsidiaries for the year ended, in conformity with generally accepted accounting principles.

/s/  Want & Ender CPA, P.C.
Want & Ender CPA, P.C.
Certified Public Accountants

New York, NY
September 7, 1999

                  QuikBIZ Internet Group, Inc. and Subsidiaries

                           Consolidated Balance Sheets

Assets

                                                                                December 31,
                                                           -------------------------------------------------------

                                                                      1997                        1998
                                                           --------------------------- ---------------------------
Current Assets

    Cash                                                   $                    2,310  $                   18,059
    Accounts receivable                                                        85,857                     136,340
    Other                                                                      37,827                      38,969
                                                           --------------------------- ---------------------------
       Total current assets                                                   125,994                     193,368

Property and equipment
    Furniture and equipment                                                    45,847                      68,647
    Leasehold improvements                                                         --                      44,862
                                                           --------------------------- ---------------------------
                                                                               45,847                     113,509
    Less accumulated depreciation                                               4,819                      40,706
                                                           --------------------------- ---------------------------
       Depreciated cost                                                        41,028                      72,803
Intangible assets                                                           1,296,515                     595,300
                                                           --------------------------- ---------------------------
       Total assets                                        $                1,463,537  $                  861,471
                                                           --------------------------- ---------------------------


Liabilities and Shareholders' Equity

                                                                                December 31,
                                                           -------------------------------------------------------
                                                                      1997                        1998
                                                           --------------------------- ---------------------------
Current liabilities

    Accounts payable and accrued expenses                  $                  545,165  $                  483,291
    Current maturities of long-term debt                                       95,845                      59,397
                                                           --------------------------- ---------------------------
       Total current liabilities                                              641,010                     542,688

Long-Term Debt                                                                     --                     242,685
                                                           --------------------------- ---------------------------
       Total liabilities                                                      641,010                     785,373

Shareholders' equity
    Preferred stock; $.001 par value, 3,000 shares
       authorized; 261 shares issued and outstanding                           10,208                      10,208
    Common stock; $.002 par value; 25,000,000 shares
       authorized; 12,784,372 and 13,090,571 shares
       issued and outstanding, respectively                                    25,569                      26,179
    Additional paid-in capital                                              2,547,276                   2,692,419
    Accumulated deficit                                                    (1,609,359)                 (2,392,723)
    Unearned compensation on restricted stock                                      --                    (259,985)
    Subscription receivable                                                  (151,167)                         --
                                                           --------------------------- ---------------------------

       Total shareholders' equity                                             822,527                      76,098
                                                           --------------------------- ---------------------------

       Total liabilities and shareholders' equity          $                1,463,537  $                  861,471
                                                           =========================== ===========================

                  QuikBIZ Internet Group, Inc. and Subsidiaries

                      Consolidated Statements of Operations

                                                                          Years Ended December 31,
                                                           -------------------------------------------------------
                                                                      1997                        1998
                                                           --------------------------- ---------------------------
Revenue

    Advertising                                            $                  140,355  $                1,541,454
    Multimedia services and products                                               --                     600,960
                                                           --------------------------- ---------------------------

       Total revenue                                                          140,355                   2,142,414
                                                           --------------------------- ---------------------------

Operating expenses

    Direct costs                                                              126,703                   1,753,877
    Selling, general and administrative                                       127,635                   1,023,831
    Depreciation and amortization                                              74,687                     121,590
                                                           --------------------------- ---------------------------

       Total operating expenses                                               329,025                   2,899,298
                                                           --------------------------- ---------------------------

Loss from operations                                                         (188,670)                   (756,884)

Interest expense                                                                1,608                      26,480
                                                           --------------------------- ---------------------------

Net loss                                                  $                 (190,278)   $               (783,364)
                                                           --------------------------- ---------------------------


Weighted average number of common
    shares outstanding                                                      6,841,017                  13,067,857

Basic (loss) per common share                              $                   (0.028)  $                  (0.060)








                  QuikBIZ Internet Group, Inc. and Subsidiaries

                 Consolidated Statements of Shareholders' Equity

                                                                                                   Unearned
                                                                                                   Compensa-
                                                                         Additional                tion on   Subscrip-
                                 Preferred Stock      Common Stock        Paid-in    Accumulated   Common      tion
                                 Shares  Amount     Shares    Amount       Capital      Deficit    Stock     Receivable    Total
                                 ----- -------- ------------ --------  -----------  ------------ -------- -------------   -------
                        >                                                                                                        +
Balance, December 31, 1996        441  $ 17,248   12,056,225 $  8,077  $ 1,492,044  $ (1,419,081)$      - $  (21,428)$    76,860

Effect of 1997 7-for-1 reverse
  stock split                       -         -  (10,333,903)  (4,632)       4,632             -        -          -           -

Conversion of preferred stock    (180)   (7,040)       9,000       18        7,022             -        -          -           -

Acquisitions                        -         -   10,002,667   20,005      894,650             -        -          -     914,665

Issuance of common stock            -         -      531,428    1,063       20,227             -        -          -      21,290

Subscription receivable issued
  in exchange for common stock      -         -      518,955    1,038      128,701             -        -   (129,739)          -

Net loss                            -         -            -        -            -      (190,278)       -          -     (190,278)
                                 ---- --------- ------------- -------- ------------ ------------ -------- ----------- -----------
Balance, December 31, 1997        261    10,208   12,784,372   25,569    2,547,276    (1,609,359)       -   (151,167)    822,527

Acquisition                         -         -            -        -       42,000             -        -          -      42,000

Issuance of common stock for
  compensation                      -         -    2,394,868    4,787      544,578             - (549,365)         -           -

Trade name returned in
  exchange for common stock
  and donated stock                 -         -   (2,300,000)  (4,600)    (396,445)            -        -          -    (401,045)

Amortization of unearned
  compensation on stock             -         -            -        -            -             -  289,380          -     289,380

Issuance of common stock            -         -      816,000    1,632      104,968             -        -          -     106,600

Subscription receivable
  rescinded in exchange for
  return of common stock            -         -     (604,669)  (1,209)    (149,958)            -        -   151,167           -

Net loss                            -         -            -        -            -      (783,364)       -         -    (783,364)
                                 ---- --------- ------------- -------- ------------ ------------  -------- ----------- -----------
Balance, December 31, 1998        261    10,208   13,090,571   26,179    2,692,419    (2,392,723) (259,985)       -      76,098

                  QuikBIZ Internet Group, Inc. and Subsidiaries

                      Consolidated Statements of Cash Flows

                                                                          Years Ended December 31,
                                                           -------------------------------------------------------
                                                                      1997                        1998
                                                           --------------------------- ---------------------------
Operating activities
    Net (loss)                                             $                 (190,278) $                 (783,364)

    Adjustments to reconcile net (loss) to net cash
      used in operating activities:
       Depreciation and amortization                                           74,687                     121,590
       Amortization of unearned compensation                                        -                     289,380

    Changes in operating assets and liabilities,
      net of effects of acquisition:
       Decrease (increase) in accounts receivable                              33,005                      63,240
       Decrease (increase) in other current assets                             10,103                       8,526
       (Decrease) increase in accounts payable and
         accrued expenses                                                      (6,264)                    109,225
                                                           --------------------------- ---------------------------
          Net cash (used in) operating activities                             (78,747)                   (191,403)
                                                           --------------------------- ---------------------------
Investing activities
    Purchases of property and equipment                                             -                      (1,997)
    Cash received from acquisition                                              7,062                      76,312
                                                           --------------------------- ---------------------------
          Net cash (used in) provided by investing
            activities                                                          7,062                      74,315
                                                           --------------------------- ---------------------------
Financing activities
Proceeds from notes payable, including $15,900
  from a director in 1998                                                           -                      68,446
    Payment on notes payable                                                   (3,084)                     (2,209)
    Issuance of common stock                                                   45,000                      66,600
                                                           --------------------------- ---------------------------
          Net cash provided by financing activities                            41,916                     132,837
                                                           --------------------------- ---------------------------

Net increase (decrease) in cash                                               (29,769)                     15,749

Cash, beginning of period                                                      32,079                       2,310
                                                           --------------------------- ---------------------------

Cash, end of period                                                             2,310                      18,059
                                                           =========================== ===========================

                  QuikBIZ Internet Group, Inc. and Subsidiaries

                      Consolidated Statements of Cash Flows

continued

                                                                          Years Ended December 31,
                                                           -------------------------------------------------------
                                                                      1997                        1998
                                                           --------------------------- ---------------------------
Supplemental disclosures of cash flow information:
    Cash paid for interest                                 $                    1,608  $                   23,480

Supplemental schedule of noncash investing and financing activities:

    Common stock issued in connection with
       compensation, net of amortization                   $                    -      $                  259,985
    Issuance of common stock and options related to
       acquisitions                                        $                  914,655  $                   42,000
    Subscription receivable issued in exchange for
       common stock                                        $                  129,739  $                    -
    Subscription receivable rescinded in exchange for
       return of common stock                              $                    -      $                  151,167
    Tradename returned in exchange for common stock        $                    -      $                  401,045
    Note payable paid with the issuance of common          $                    -      $                   40,000
       stock

                  QuikBIZ Internet Group, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements

1.   Nature of Operations

     The Company has two reportable segments, both of which sell their products and services primarily in the Southeastern United States.

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

     During 1998, the Company changed its name from Algorhythm Technologies Corporation.

     During 1999, the Company commenced development of the QuikBiz Mall, a virtual mall on the Internet that offers corporate communications products, services and supplies on-line. Start-up costs with regards to this were expensed as incurred.

2.   Significant Accounting Policies

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

     Earnings Per Share. In 1997, the Financial Accounting Standards Board issued SFAS No. 128, "Earnings Per Share". SFAS No. 128 requires two presentations of earnings per share - basic and diluted. Basic earnings per share is computed by dividing income available to common stockholders by the weighted-average number of common shares for the period. The computation of diluted earnings per share is similar to basic earnings per share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potentially dilutive common shares, such as options, had been issued. Diluted earnings per share are not presented because the effects would be anti-dilutive. The restated loss per share to be reported under SFAS No. 128 does not differ from amounts reported under existing accounting rules for all periods reported by the Company through June 30, 1999.

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

3.   Going Concern - Uncertainty

     As shown in the accompanying financial statements, the Company has incurred recurring operating losses, negative cash flows from operating activities and has negative working capital. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

     The Company has initiated several actions to generate working capital and improve operating performance, including private issuances of stock (Notes 7 and 13), generation of additional revenue and entering into an investment agreement to raise up to $20,000,000 through a series of sales of common stock (Note 13).

     There can be no assurance that the Company will be able to successfully implement its plans, or if such plans are successfully implemented, that the Company will achieve its goals.

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern and do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that might result from the outcome of this uncertainty.

4.   Intangible Assets

                                                                      At December 31,
                                                                  1997               1998
                                                           ------------------ -------------------
Intangible assets

    Goodwill, net of accumulated amortization of
       $11,062 and $78,435, respectively                   $          662,672 $          595,300
    Trade name, net of accumulated amortization of
       $21,875                                                        415,625                  -
    Franchise rights, net of accumulated amortization of
       $15,587                                                        218,218                  -
                                                           ------------------ -------------------
       Total                                               $        1,296,515 $          595,300
                                                           ----------------- --------------------

5.   Long-Term Debt

                                                                               December 31,
                                                                         1997        -      1998
                                                                   ------------------ ------------------
Unsecured note payable; interest at prime plus one percent
    (9.25% at December 31, 1998); matures October 13, 2000         $-                 $         110,000

$150,000 line-of-credit; interest at prime plus one percent
    (9.25% at December 31, 1998); collateralized by accounts
    receivable, inventory and property and equipment; guar
    anteed by a director/shareholder; matures in March 2000                   95,845             98,345

Unsecured note payable to shareholder; interest at 12%;
    matured and was paid in July 1999                                              -             50,000

Note payable; interest at 9%; collateralized by accounts receiv-
    able, inventory and property and equipment; guaranteed by a
    director/shareholder; matures September 5, 2001                                -             27,837

Unsecured demand note payable to a director/shareholder;
    interest variable (8.75% at December 31, 1998); shareholder has indicated he will not request payment within the next
    twelve months                                                                  -             15,900
                                                                   ------------------ ------------------
       Total                                                       $          95,845  $         302,082
                                                                   ------------------ -----------------


     The aggregate maturities of long-term debt for the years ended December 31 are as follows:

         Year                               Amount
    ------------------              ---------------------

        1999                        $            59,397

        2000                                    234,472

        2001                                      8,213
                                    ---------------------

                                    $           302,082
                                    ---------------------


6.   Preferred Stock

     The preferred stock calls for the payment of dividends of $120 per share per annum, when and as declared by the Board of Directors, payable quarterly. The Board of Directors has not declared any dividends as of December 31, 1998. Each share of preferred stock is convertible into 71.43 shares of common stock, at the option of the holder. In the event of liquidation of the Company, the holders of the preferred stock are entitled to receive $1,000 per share prior to any distribution to the holders of common stock. The preferred is also callable, at the option of the Company, at $1,100 per share plus unpaid dividends.

7.   Common Stock

     In May 1997, the Company's Board of Directors authorized a seven-for-one reverse stock split. Outstanding shares and per share data contained in these financial statements have been restated to reflect the impact of the split.

     On July 18, 1997, the Company issued 1,000,000 shares of common stock to acquire the rights to the name "Algorythm Technologies International, Inc." During 1998, the Company returned the rights to the use of the name and 2,300,000 shares of common stock were returned to the Company. This transaction resulted in a reduction to shareholder's equity of $401,045 in 1998.

     During 1998, the Company issued 2,394,868 shares of common stock as compensation to certain key salaried employees. Sale of these shares is restricted prior to the date of vesting, which ranges from one to two years from the date of issuance. Shares issued were recorded at their fair market value on the date of the issuance, with a corresponding charge to shareholders' equity. The unearned portion is being amortized as compensation expense on a straight-line basis over the related vesting period. By December 31, 1998, three officers of one of the Company's subsidiaries entered into an agreement in principal to terminate their employment agreements with the Company.

     During June 1998, the Company issued options to purchase an aggregate of 60,000 shares at par value to two of its directors as compensation for their services as directors during 1998. These options were valued at $10,000 and this expense has been included in selling, general and administrative expense.

     On September 29, 1998, the Company entered into an agreement with two of its shareholders to return 604,669 shares of common stock issued by the Company in December 1996 and September 1997. In exchange, the Company rescinded the debt owed by the two shareholders, in the amount of $151,167.

     In addition to options issued in connection with acquisitions (Note 8) and those issued to directors, the Company issued warrants and options to purchase the Company's common stock as follows:

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

8.   Acquisitions

     On May 14, 1997, the Company entered into an agreement with Nitros Franchise Corporation ("Nitros") for a tax-free merger. In connection with this transaction, the Company issued 6,702,667 shares of common stock and options to purchase 300,000 shares of common stock at $0.15 per share to the shareholders of Nitros in return for all of their shares. The Company also issued options to purchase 300,000 shares of common stock at $0.15 per share to officers of the Company. Of the options so issued, options for 400,000 shares remain exercisable until May 2000, options for 100,000 shares expired in 1998 and options for 100,000 shares were exercised in February 1999. This transaction was accounted for in a manner similar to a pooling of interests, accordingly, the Company's consolidated financial statements have been restated for all periods to the business combination to include the combined financial results of Nitros. Nitros had no revenues or expenses prior to the merger.

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

     On July 1, 1998, the Company acquired the outstanding stock of QuikLAB Multimedia Centers, Inc. ("QuikLAB"), a company owned by a director/shareholder of the Company. The acquisition was accounted for as a purchase and the results of QuikLAB's operations were included in the Company's 1998 consolidated statements of operations from the date of acquisition. Consideration was the issuance of 200,000 stock options, at par, exercisable over a period of two years, valued at $42,000. The Company is required to issue an additional 2,800,000 stock options, at par, exercisable over a period of five years from the date of acquisition if QuikLAB achieves an annual net profit of $200,000 by July, 2001. Franchise rights were eliminated as part of the combination. The fair value of the net assets acquired exceeded the purchase price by $87,000 which has been recorded as a reduction to property and equipment.

     The following unaudited proforma consolidated results of operations are presented as if the business combinations of QuikLAB and The Smith Agency had been made at the beginning of the periods presented:

Years Ended December 31,                        1998              1997
                                         ----------------  --------------------
Sales                                    $     2,952,000   $     2,990,000

Net loss                                 $      (741,000)  $      (136,000)

Net loss per share:
    Basic and diluted                    $        (0.067)  $        (0.020)

     The unaudited proforma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations which would have actually resulted had the combination been in effect on January 1, 1997, or of future results of operations.

9.   Leases

     The Company has entered into several long-term leases for offices, retail locations and equipment. At December 31, 1998, future minimum rental payments required under noncancellable lease obligations during the years ended December 31 are approximately as follows:

                Year                                     Amount
              -----------                        -----------------------

                1999                             $              124,000

                2000                                            123,000

                2001                                            106,000

                2002                                             98,000

                2003                                             98,000

                Thereafter                                      210,000
                                                 -----------------------

                                                $               759,000
                                                =======================


     Rent expense was $83,000 and $36,000 for the years ended December 31, 1998 and 1997, respectively.

10.  Deferred Income Taxes

     At December 31, 1998, the Company has available net operating loss carryforwards of $2,393,000, which will expire through 2013.

     SFAS 109 requires a valuation allowance to reduce the deferred tax assets reported if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. After consideration of all the evidence, both positive and negative, management has determined that a valuation allowance is not necessary to reduce the deferred tax assets to the amount that will more likely than not be realized.

     Significant components of the Company's net deferred income taxes are as follows:

                                                     December 31,

                                                   1997               1998
                                                ----------------------------
Deferred tax assets:

    Net operating loss carryforwards            $  628,000    $    933,000
    Valuation allowance for deferred tax asset
                                                  (628,000)       (933,000)
                                                ------------  -------------
       Total                                    $        -    $          -
                                                ------------  -------------


11.  Employment Agreements

     The Company has employment agreements with its executive officers and certain other key employees. The agreements are for periods ranging from two to five years, provide for performance incentive bonuses and severance payments under certain circumstances, and provide for minimum annual base compensation of $396,000 in 1999, $448,000 in 2000, $410,000 in 2001,
     $455,000 in 2002 and $350,000 in 2003. If the employment contract with the Chief Executive Officer were to be canceled or should the employer change the employee's position without employee's consent, the Company's liability would be $2,000,000.

12.  Segment Information

     QuikBIZ Internet Group, Inc. and Subsidiaries organizes its business into two reportable segments. The reportable segments are strategic business units that offer different products and services. They are managed separately because each business requires different technology and marketing strategies. The accounting policies of the segments are the same as those described in the significant accounting policies. The Company evaluates the performance of its operating segments based on operating earnings of the respective business units.

     Two customers accounted for approximately 32% and 24%, respectively, of the Company's net sales for the year ended December 31, 1998. These same two customers represented approximately 25% and 7%, respectively, of the Company's accounts receivable balance at December 31, 1998.

     Summarized financial information concerning the Company's reportable segments is shown in the following table:

              Year Ended                  Advertising         Multimedia
          December 31, 1998                 Segment            Segment           Corporate
-----------------------------------  --------------------- ----------------- ------------------- ------------------
Revenues                               $        1,541,454 $          600,960 $             -    $        2,142,414

Segment loss                           $         (116,982)$         (126,064)$         (540,318)$         (783,364)

Depreciation and amortization          $           18,876 $           17,010 $           85,704 $          121,590

Total assets                           $          100,048 $          261,880 $          499,543 $          861,471

     For 1997, the Company operated only the advertising business segment for approximately two months.

13.  Subsequent Events

     During May 1999, the Company issued a warrant to purchase 500,000 shares of common stock at an initial exercise price of $1.4625 per share. The warrant expires in May 2004.

     During the nine months ended September 30, 1999, the Company issued 429,885 shares of common stock for $240,000. The Company also received $15,000 when one shareholder exercised options for 100,000 shares of common stock.

     On July 9, 1999 the Company entered into an investment agreement to raise up to $20 million through a series of sales of common stock. The dollar amount of each sale is limited by the trading volume and a minimum period of time must occur between sales. The agreement is for a three-year period ending July 9, 2002.

     On September 1, 1999, the Company acquired the assets and assumed certain of the liabilities of an advertising agency for $610,000 payable in the form of approximately 488,000 shares of restricted common stock, of which 366,000 shares were issued and approximately 122,000 shares are to be issued. In connection with this transaction, the Company entered into a three-year employment agreement with the acquiree's president. The acquisition will be accounted for as a purchase in 1999. The unaudited sales of the acquired company during 1998 were approximately $4,700,000.

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.
        -----------------------------------------------------------

     On March 22, 1999, the Company filed a report on Form 8-K to report that it had dismissed its former accountants and hired new accountants. The Company filed an amendment to such report on Form 8-K/A on January 25, 2000.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.
        -------------------------------------------------------------

     As of March 14, 2000, the Company's directors and executive officers and their ages and positions are as follows:

         Name                      Age      Position

   David Bawarsky                  44       President, Chief Executive Officer,
                                            Chief Financial Officer and
                                            Treasurer

   Kirk J. Girrbach                41       Director

   Dr. Bohdan Moroz                61       Director

   Andrew D. Smith                 41       Director

  James Lobel                      55       President of SmithAgency.com

     David Bawarsky has served as our Chief Executive Officer since May 1997, as a director since March 1997 and as our President, Chief Financial Officer and Treasurer since December 1999. He also served as President from May 1997 to November 1997. Mr. Bawarsky has served as President of our wholly-owned subsidiary, QuikBIZ Media, since 1991, when he founded QuikBIZ Media. From July 1997 to March 1998, Mr. Bawarsky served as President and a director of Telephonetics International, Inc., a company engaged in the business of telephone advertising. Mr. Bawarsky was a consultant to QuikBIZ from 1995 to May 1997. From 1991 to 1997 Mr. Bawarsky was Vice President of Videotape Supply Company, Inc., a company engaged in the business of manufacturing video tapes. He was also an independent video consultant from 1990 to 1997.

     Kirk J. Girrbach has served as a director since April 1998. He served as Treasurer from April 1998 to December 1999. Mr. Girrbach is a lawyer and since 1990 has conducted a law practice in Ft. Lauderdale, Florida, concentrating in the areas of securities, construction, contracts and real estate law. From November 1991 to May 1997, Mr. Girrbach served as President and director of QuikBIZ. From December 1985 to November 1994 he was a police officer and detective with the Ft. Lauderdale Police Department.

     Dr. Bohdan Moroz has served as a director since November 1997. Since 1982, he has been a licensed and practicing psychiatrist at Holy Cross Hospital in Ft. Lauderdale, Florida. He is a member of the American Medical Association, Canadian Royal College of Physical Medicine & Rehabilitation, American Congress of Physical Medicine & Rehabilitation, and the Broward County Medical Association.

     Andrew D. Smith has been a director since November 1997 and was President from November 1997 until December 1999. Mr. Smith was the President of our wholly-owned subsidiary, SmithAgency.com, from 1983, when he founded SmithAgency.com, until August 1999. From 1991 to 1996, Mr. Smith was President of Videotape Supply Company, Inc., a company engaged in the business of manufacturing videotapes.

     James Lobel has served as President of SmithAgency.com since September 1, 1999. He was the President of G&L Group from 1989, when he founded G&L Group, to August 31, 1999. He was the Treasurer of Harvey Studios, Inc., an advertising design firm, from 1983 to 1989. He was selected as a Business Leader in Advertising & Public Relations by The Daily Business Review in 1994 and was named "Adman of the Year" in 1998 by the Ft. Lauderdale Ad Club.

Section 16(a) Beneficial Ownership Reporting Compliance.

     Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's officers, directors and persons who beneficially own more than ten percent of a registered class of the Company's equity securities ("ten-percent stockholders") to file reports of ownership and changes in ownership with the Securities and Exchange Commission and The Nasdaq Stock Market, Inc. Officers, directors and ten-percent stockholders also are required to furnish the Company with copies of all Section 16(a) forms they file. Based on its review of the copies of such forms furnished to it, and written representations that no other reports were required, the Company believes that during the Company's fiscal year ended December 31, 1998, all of its officers, directors and ten-percent stockholders complied with the Section 16(a) reporting requirements, except that Kirk J. Girrbach failed to file reports on Form 4 with respect to six transactions beginning in June 1996. Mr. Girrbach has reported all of these transactions in a report on Form 5 filed on March 8, 2000.

Item. 10. Executive Compensation.
          ----------------------

     The following table lists the cash remuneration paid or accrued during 1998, 1997 and 1996 to Messrs. Bawarsky and Smith. Except for Messrs. Bawarsky and Smith, none of our executive officers or former executive officers received compensation of $100,000 or more from us in 1998.

                           Summary Compensation Table

      Name and Principal                                                        Other Annual             Securities Underlying
           Position                Year            Salary($)       Bonus($)      Compensation($)               Options(#)
          ----------               ----            ---------       --------      ---------------              -----------
David Bawarsky                     1998              87,501(1)      0                     13,800(2)               200,000
President, Chief Executive         1997                   0         0                          0                  300,000
Officer, Chief Financial           1996                   0         0                          0                        0
Officer and Treasurer

Andrew Smith                       1998             100,000         0                          0                        0
Former President                   1997              16,500         0                      1,500(3)               200,000
                                   1996                   0         0                          0                        0

----------------

(1) $34,617 of this amount has been deferred and will be paid in the form of shares of common stock, valued at market price on the date of issue.

(2) Consists of $5,200 life insurance premiums and $8,600 of automobile lease and insurance payments.

(3)  Consists of $1,500 of automobile lease and insurance payments.


     The following table shows options to purchase common stock granted to Messrs. Bawarsky and Smith during 1998.

                              Option Grants in 1998

                               Number of Securities          % of Total Options
                                Underlying Options          Granted To Employees
           Name                       Granted(#)               In Fiscal Year           Exercise Price      Expiration Date
           ----                 -----------------         -------------------           --------------      ---------------
David Bawarsky                       200,000                        100%                     $.002             6/16/2000

Andrew Smith                           -0-                          -0-                       N/A                  N/A


     The following table shows the aggregate number of options to purchase common stock held by Messrs. Bawarsky and Smith, and the value of such options at December 31, 1998. Neither Mr. Bawarsky nor Mr. Smith exercised any options in 1998.

                           1998 Year-End Option Values

                                                                              Value of securities underlying unexercised
                                  Number of securities underlying                      in-the-money options at
                              unexercised options at December 31, 1998                   December 31, 1998(1)
                              ----------------------------------------                  ---------------------
         Name                  Exercisable             Unexercisable             Exercisable             Unexercisable
         ----                  -----------             -------------             -----------             -------------
David Bawarsky                    500,000                    0                    $219,600                    $0

Andrew Smith                      200,000                    0                    $105,600                    $0

-------------
(1) Represents the total gain that would be realized if all in-the-money options held at December 31, 1998 were exercised, determined by multiplying the number of shares underlying the options by the difference between the per share option exercise price and $.53, the average of the high and low bid prices of the common stock on December 31, 1998.

Director Compensation

     We granted options to purchase 30,000 shares of common stock at a price of $.002 per share to each of Kirk J. Girrbach and Dr. Bohdan Moroz in June 1998 as compensation for their services as directors during 1998. The options were fully vested upon grant. Directors who were also employees did not receive any compensation for their services as directors in 1998.

Employment Agreements

     QuikLAB has an employment agreement with David Bawarsky, dated June 16, 1998 and expiring June 15, 2003, pursuant to which Mr. Bawarsky serves as Chairman, President and Chief Executive Officer of QuikLAB. QuikBIZ assumed QuikLAB's obligations under the employment agreement when QuikBIZ acquired QuikLAB in July 1998. Mr. Bawarsky's employment agreement provides for a present base annual salary of $210,000 and a non-accountable expense allowance of $25,000 per year. The employment agreement also provides a customary benefits package, including two automobiles and term life insurance, payable to Mr. Bawarsky's beneficiaries, in the amount of $2,000,000, and term life insurance on the life of Mr. Bawarsky's wife in the amount of $500,000 payable to Mr. Bawarsky. Mr. Bawarsky's employment agreement prohibits him from competing with QuikLAB during the term of the agreement or disclosing confidential information or trade secrets of QuikBIZ in any unauthorized manner at any time. If QuikBIZ terminates Mr. Bawarsky's employment or changes his duties without his consent, QuikBIZ will be obligated to pay Mr. Bawarsky severance pay of $2,000,000. Under his employment agreement, Mr. Bawarsky is entitled to receive an annual performance incentive bonus based upon the net profits of QuikLAB, as follows:

                                           Percentage of Net Profits
Net Profits of QuikLAB                       Payable to Executive
----------------------                       --------------------
$0 to $149,000                                        10%
$150,000 to $299,000                                  15%
$300,000 or greater                                   20%

     SmithAgency.com has an employment agreement with James Lobel, dated August 31, 1999 and expiring August 31, 2002, pursuant to which Mr. Lobel serves as President of SmithAgency.com. Mr. Lobel's employment agreement provides for a present base annual salary of $120,000 per year, a non-accountable expense allowance of $10,000 for the first year of the agreement, $40,000 worth of common stock of QuikBIZ, and a customary benefits package, including an automobile. Pursuant to a separate Noncompete/Nondisclosure agreement, Mr. Lobel is prohibited from competing with SmithAgency.com during the term of the agreement and for three years after termination of the agreement and from disclosing confidential information or trade secrets of SmithAgency.com in any unauthorized manner during such time. Mr. Lobel is entitled to receive a performance bonus equal to 10% of SmithAgency.com's net profits, subject to a maximum of $250,000 per year, payable at his option in cash or common stock of QuikBIZ.

Item. 11. Security Ownership of Certain Beneficial Owners and Management.
          --------------------------------------------------------------

     The following table sets forth certain information regarding beneficial ownership of our common stock as of March 14, 2000 by (i) each shareholder known by us to be the beneficial owner of 5% or more of the outstanding common stock,
(ii) each of our directors and (iii) all directors and executive officers as a group. Except as otherwise indicated, we believe that the beneficial owners of the common stock listed below, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable. Shares of common stock issuable upon exercise of options and warrants that are currently exercisable or exercisable within 60 days of March 14, 2000 have been included in the table.


       Name and Address of                Amount and Nature of Beneficial     Percent of
         Beneficial Owner                            Ownership                   Class
        ------------------                           ---------                   -----
David Bawarsky                                       5,450,887(1)                 36.9%
6184 Vista Linda Lane
Boca Raton, Florida 33433

Kirk J. Girrbach                                       980,828(2)                  6.8%
6550 N. Federal Highway
Ft. Lauderdale, Florida 33308

Dr. Bohdan Moroz                                       497,857(3)                  3.5%
250 Compass Drive
Ft. Lauderdale, Florida 33308

Andrew D. Smith                                      2,335,050(4)                 16.4%
20955 Vieto Terrace
Boca Raton, Florida 33433

Anthony J. Ard                                       1,000,000(5)                  7.0%
240 S.E. 28th Avenue
Pompano Beach, Florida
33062

Officers and directors as a                          6,929,552(1)(2)(3)           46.4%
group(3 persons)

--------------------------

(1) Includes 500,000 shares of common stock issuable upon exercise of outstanding options. Does not include 25,000 shares of common stock owned by Mr. Bawarsky's father, Henry Bawarsky. David Bawarsky disclaims beneficial ownership of the shares held by Henry Bawarsky.

(2) Includes 130,000 shares of common stock issuable upon exercise of outstanding options. Does not include an aggregate of 218,000 shares of common stock held by several adult members of Mr. Girrbach's family. Mr. Girrbach disclaims beneficial ownership of the shares held by such persons.

(3) Includes 30,000 shares of common stock issuable upon exercise of outstanding options, 25,000 shares held by Dr. Moroz' wife and 11,428 shares held by Dr. Moroz' son.

(4) Does not include 400,000 shares of common stock owned by Mr. Smith's parents, Howard and Elaine Smith.

     Footnotes continued on following page.

(5) Does not include 20,000 shares held by Mr. Ard's brother, Michael Ard. Anthony J. Ard disclaims beneficial ownership of the shares held by Michael Ard.

Item. 12. Certain Relationships and Related Transactions.
          ----------------------------------------------

     On February 7, 2000, we issued 200,000 shares of common stock to Kirk J. Girrbach pursuant to an employment agreement dated April 13, 1998 between Mr. Girrbach and Capital Network of America, Corp., a subsidiary of QuikBIZ that is now dormant.

     On August 31, 1999, we completed the acquisition of substantially all of the assets of G&L Group, of which James Lobel was the president and a principal stockholder. In consideration for G&L Group's assets, we agreed to pay G&L Group $610,000, payable in shares of our common stock, and we assumed approximately $750,000 of G&L Group's liabilities. We issued 366,000 shares of common stock to G&L Group on September 1, 1999, valued for purposes of the transaction at $1.25 per share, and we are obligated to issue another 122,000 shares within one year. In connection with the acquisition, Mr. Lobel entered into a three year employment agreement with us and agreed to become the president of SmithAgency.com.

     We entered into an agreement with Kirk J. Girrbach, dated July 15, 1998, pursuant to which we retained Mr. Girrbach as corporate counsel. Mr. Girrbach is no longer our counsel. We agreed with Mr. Girrbach that Mr. Girrbach's compensation (at the rate of $200 per hour) and reimbursement for costs would be payable in shares of QuikBIZ common stock valued at market price on the date of grant. On February 3, 2000, we issued an aggregate of 12,130 shares of common stock to Mr. Girrbach in payment for $8,100 in accrued fees and disbursements.

     On July 9, 1998, we acquired QuikBIZ Media from David Bawarsky, our present Chief Executive Officer and the then sole shareholder of QuikBIZ Media. Pursuant to the acquisition agreement, the outstanding shares of QuikBIZ Media were canceled and 500,000 shares of common stock of QuikBIZ Media were issued to us. In consideration for such shares, we assumed QuikBIZ Media's obligations to Mr. Bawarsky under his employment agreement with QuikBIZ Media and agreed that if by July 9, 2001 QuikBIZ Media doubles its $100,000 net profit for 1996, we will issue options to Mr. Bawarsky to purchase a total of 2,800,000 shares of common stock, exercisable for five years at a price of $.002 per share. In connection with our assumption of Mr. Bawarsky's employment agreement, we issued options to Mr. Bawarsky to purchase 200,000 shares of QuikBIZ common stock, exercisable until July 9, 2000 at a price of $.002 per share. The acquisition agreement also provided that Mr. Bawarsky would be entitled to elect to have his annual performance incentive bonus paid in shares of QuikBIZ common stock. The acquisition agreement also required that our board of directors consist of two persons, Mr. Bawarsky and Andrew Smith, and contained our agreement that Mr. Bawarsky will serve as our Chairman and Chief Executive Officer. Mr. Bawarsky has waived the provision of the acquisition agreement limiting the board of directors to two persons.

     On June 25, 1998, we borrowed $50,000 from Cella Reyes, the wife of Dr. Bohdan Moroz, pursuant to a promissory note due June 25, 1999 and bearing interest at 12% per annum. In consideration for the loan, on June 26, 1998 we issued warrants to purchase 25,000 shares of common stock at a price of $.17 per share to Ms. Reyes. The warrants were exercised on June 25, 1999. We repaid the note in full prior to the maturity date and applied $4,250 of the accrued interest on the note to the exercise price of the warrants.

     On November 7, 1997, we acquired SmithAgency.com from Andrew Smith. Pursuant to the acquisition agreement, all of the outstanding shares of SmithAgency.com were canceled, SmithAgency.com issued 6,500 shares of its common stock to us and we issued 2,300,000 shares of our common stock to Andrew Smith. Pursuant to the acquisition agreement, we caused SmithAgency.com to enter into an employment agreement with Mr. Smith and, in connection with such employment agreement, we issued options to Mr. Smith to purchase 200,000 shares of our common stock, exercisable until November 7, 1999 at a price of $.002 per share. These options expired unexercised. The employment agreement was terminated as of October 28, 1999.

     In July 1997, in exchange for 1,000,000 shares of common stock, we acquired the rights to the name "Algorythm Technologies International Inc." from Telephonetics International, Inc. David Bawarsky, who was our President and one of our directors at the time of the transaction, and Alan J. Kvares, who was one of our directors at the time of the transaction, were the controlling shareholders and principal officers of Telephonetics International, Inc. We returned the rights to the name "Algorythm Technologies International, Inc." to Telephonetics International, Inc. in 1998 and the 1,000,000 shares issued to Telephonetics International, Inc. were returned to us at that time.

     In June 1997 we issued 144,077 shares of common stock to Kirk J. Girrbach and 144,076 shares of common stock to Gene Farmer for consulting services. Prior to the merger with Nitros Franchise Corporation, discussed below, Mr. Girrbach was the President and a director of QuikBIZ and Mr. Farmer was the Executive Vice President and a Director of QuikBIZ. Mr. Girrbach is currently a director of QuikBIZ.

     In May 1997 QuikBIZ merged with Nitros Franchise Corporation. David Bawarsky, who was then a director of QuikBIZ, was the president, a director and the principal shareholder of Nitros Franchise Corporation. Mr. Bawarsky received 2,400,889 shares of common stock in the merger and options to purchase 300,000 shares of common stock at $.15 per share. Kirk J. Girrbach and Gene Farmer each received options to purchase 100,000 shares of common stock at $.15 per share. These options were fully vested upon grant and have no expiration date.

Item. 13.  Exhibits and Reports on Form 8-K.
           --------------------------------

         (a)  Exhibits

                  See exhibit index included elsewhere in this filing.

         (b)  Reports on Form 8-K.

     The Company did not file any reports on Form 8-K during the fourth quarter of 1998. On March 22, 1999, the Company filed a report on Form 8-K to report that it had dismissed its former accountants and hired new accountants (Item 4). The Company filed an amendment to such report on Form 8-K/A on January 25, 2000.

                                   SIGNATURES

     In compliance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            QUIKBIZ INTERNET GROUP, INC.

Dated: March 16, 2000                       by:   /s/ David B. Bawarsky
                                                ------------------------
                                                David B. Bawarsky, Chief
                                                   Executive Officer



     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/David Bawarsky                                                                             Dated:   March 16, 2000
-------------------------------------------
David Bawarsky, Chief Executive Officer, Chief Financial Officer (Principal
         Financial and Accounting Officer), Treasurer and director

/s/Kirk J. Girrbach                                                                           Dated:   March 16, 2000
----------------------------------------------
Kirk J. Girrbach, director

/s/ Bohdan Moroz                                                                              Dated:   March 16, 2000
--------------------------------------------
Bohdan Moroz, director
                                                                                              Dated:   March 16, 2000

---------------------------------------------------------
Andrew Smith, director


                                  Exhibit Index

  Exhibit
  Number   Description
---------- -----------

  2.1 Acquisition Agreement between the issuer and QuikLAB Multimedia Centers, Inc. (incorporated by reference from the issuer's Current Report on Form 8-K filed on July 24, 1998).

  2.2 Acquisition Agreement between the issuer and A.D.S. Advertising Corp. (incorporated by reference from the issuer's Quarterly Report on Form 10- QSB for the period ended September 30, 1997).

  2.3 Asset Purchase Agreement, dated as of August 20, 1999, by and between Gallaspy & Lobel, Inc., the issuer, and James Lobel and Diane C. Harvey (incorporated by reference from the issuer's registration statement on Form SB-2 filed on September 27, 1999).

  3.1 Issuer's Articles of Incorporation, as amended (incorporated by reference from the issuer's Quarterly Report on Form 10-QSB for the period ended March 31, 1998, except for the July 1998 amendment, which is incorporated by reference from the issuer's Annual Report on Form 10-KSB for the year ended December 31, 1997).

  3.2 Issuer's Bylaws (incorporated by reference from the issuer's Quarterly Report on Form 10-QSB for the period ended March 31, 1998).

  3.3 Certificate of Correction to Certificate of Amendment of the Issuer's Articles of Incorporation (incorporated by reference from the issuer's Form 10- KSB/A for the year ended December 31, 1997, filed on January 27, 2000).

  4.1 Specimen common stock certificate (incorporated by reference from the issuer's Registration Statement on Form SB-2, File No. 333-87895).

  4.2 Form of warrant to purchase common stock issued to Swartz Private Equity, LLC on May 25, 1999, exercisable to purchase an aggregate of 500,000 shares of common stock at $1.4625 per share until May 24, 2004, granted to Swartz in connection with the offering of securities described in Exhibit 4.3 (incorporated by reference from the issuer's Registration Statement on Form SB-2, File No. 333-87895).

  4.3 Amended and restated investment agreement, dated as of July 9, 1999, by and between the Registrant and Swartz Private Equity, LLC (incorporated by reference from the issuer's Registration Statement on Form SB-2, File No. 333-87895).

  4.4 Registration rights agreement, dated as of July 9, 1999, by and between the Registrant and Swartz Private Equity, LLC, related to the registration of the common stock to be sold pursuant to Exhibit 4.3 (incorporated by reference from the issuer's Registration Statement on Form SB-2, File No. 333-87895).

  4.5 Form of warrant to purchase common stock to be issued from time to time in connection with the offering of securities described in
          Exhibit 4.3 (incorporated by reference from the issuer's Registration Statement on Form SB-2, File No. 333-87895).

  4.6 Promissory note, dated June 25, 1998, and warrant, issued June 26, 1999, issued by the Registrant to Cella Reyes (incorporated by reference from the issuer's Registration Statement on Form SB-2, File No. 333-87895).

Exhibit

  10.1 Employment Agreement between QuikBIZ Media Centers, Inc. and David Bawarsky (incorporated by reference from the issuer's Current Report on Form 8-K filed on July 24, 1998).

  10.2 Employment Agreement between SmithAgency.com, Inc. (formerly A.D.S. Advertising Corp.) and Andrew Smith, dated October 30, 1997 (incorporated by reference from the issuer's Quarterly Report on Form 10-QSB for the period ended September 30, 1997).

  10.3 Retainer Agreement between the issuer and Kirk J. Girrbach, dated July 15, 1998 (incorporated by reference from the issuer's Quarterly Report on Form 10-QSB for the period ended September 30, 1998).

  10.4 Investment Banking Agreement between the issuer and M.H. Meyerson & Co., Inc. dated as of July 14, 1998 (incorporated by reference from issuer's Quarterly Report on Form 10-QSB for the period ended September 30, 1998).

  10.5 Employment Contract for James Lobel, dated August 31, 1999, between the Registrant and James Lobel (incorporated by reference from the issuer's Registration Statement on Form SB-2, File No. 333-87895).

  10.6 Agreement to Sublease, dated August 31, 1999, by and between James Lobel, Diane Harvey, Gallaspy & Lobel, Inc., Harvey Studios, Inc. and the Registrant (incorporated by reference from the issuer's Registration Statement on Form SB-2, File No. 333-87895).

  10.7    Mortgage Deed and Security Agreement, dated August 31, 1999, by James
          S. Lobel and Diane C. Harvey to the Registrant (incorporated by reference from the issuer's Registration Statement on Form SB-2, File No. 333-87895).

  10.8 Office Lease, dated as of January 9, 1996, by and between Massachusetts Mutual Life Insurance Company and A.D.S. Advertising Corporation (incorporated by reference from the issuer's registration statement on Form SB-2, File No. 333-87895).

  10.9 Leasing Agreement, dated as of October 1, 1995, by and between Palasan Properties, Inc. and Video QuickLAB of South Florida, Inc. (incorporated by reference from the issuer's registration statement on Form SB-2, File No. 333-87895).

  10.10 Employment Agreement between Capital Network of America, Corp. and Kirk J. Girrbach, dated April 13, 1998 (incorporated by reference from the Registrant's Quarterly Report on Form 10-QSB for the period ended March 31, 1998).

  21      Subsidiaries of the issuer.

  27      Financial Data Schedule.