Form 10KSB
period 1999-12-31
QUIKBIZ INTERNET GROUP INC
filed 2000-03-31
CIK 925376

THIS DOCUMENT IS A COPY OF THE FORM 10-KSB FILED ON MARCH 31, 2000
              PURSUANT TO A RULE 201 TEMPORARY HARDSHIP EXEMPTION

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

     [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                   For the fiscal year ended December 31, 1999

   [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

  For the transition period from __________________ to _______________________


                         Commission file number 0-25276

                          QUIKBIZ INTERNET GROUP, INC.
                         -------------------------------
                 (Name of small business issuer in its charter)



          Nevada                                         88-0320364
        ----------                                     --------------
(State or other jurisdiction                (I.R.S. Employer Identification No.)
of incorporation or organization)


         6801 Powerline Road
         Ft. Lauderdale, Florida                           33309
              ----------                              --------------
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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer's revenues for its most recent fiscal year: $4,488,363. (Fiscal year ended December 31, 1999)

As of March 24, 2000, the aggregate market value of the issuer's common stock (based on the average of the bid and asked prices on the OTC Bulletin Board) held by non-affiliates was $7,879,130. As of March 27, 2000, there were 14,273,736 shares of common stock outstanding.

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

     Through its QuikBIZ Mall division and its principal subsidiaries, QuikBIZ Media and SmithAgency.com, QuikBIZ is developing several complementary Internet-oriented businesses.

     On August 31, 1999, we completed the acquisition of substantially all of the assets of Gallaspy & Lobel, Inc., an advertising firm based in south Florida doing business under the name G&L Group. We acquired all of G&L Group's contracts and pending orders with its existing active clients, as well as all of G&L Group's accounts receivable relating to its existing active clients. The accounts receivable we acquired totaled approximately $500,000. In consideration for G&L Group's assets, we agreed to pay G&L Group $610,000, payable in shares of our common stock, and we assumed approximately $750,000 of G&L Group's liabilities. We issued 366,000 shares of common stock to G&L Group on September 1, 1999, valued for purposes of the transaction at $1.25 per share, and we are obligated to issue another 122,000 shares within one year thereafter. In connection with the acquisition, James Lobel, the president of G&L Group, entered into a three year employment agreement with us and agreed to become the president of SmithAgency.com.

     The QuikBIZ Mall. The QuikBIZ Mall is a virtual mall for "business to business" corporate communications. The QuikBIZ Mall enables businesses to browse virtual, service-oriented specialty stores and order services on-line. The services offered through the QuikBIZ Mall currently include Internet television and radio services, duplication services, advertising services and presentation services. All of our subsidiaries and business units, as well as certain strategic partners, are "tenants" in the QuikBIZ Mall. We create each merchant store and purchase products directly through "drop-ship" vendors. The vendors bill us for products or services purchased at the Mall and we bill the purchasers. Each store has its own separate URL and is marketed independently of the Mall. There are presently 12 stores on the Mall: M2 PressWIRE, Media Furnishings, QuikBIZ Media, Quoteit.com, The Presentation Shop, Pro-Tape Outlet, SmithAgency.com, Cables and Bits, BizBookStop, Cdsupplies.com, LCD Mart and QuikBIZ Express. We own all of the stores except M2 PressWIRE.

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

     Quoteit.com. Quoteit.com is an Internet site created and managed by QuikBIZ Media that enables businesses, government agencies, non-profit organizations, schools, universities, religious organizations and consumers to shop for media duplication services on- line. Visitors to the site can name their own price for any quantity of audio, video, CD-Rom, digital video disc (DVD) and diskette duplication services. Quoteit then seeks a vendor willing to do the work at the quoted price. QuikBIZ Media provides the duplication services through its own facilities and through major duplication/replication companies throughout the United States. Potential vendors are approved through an application process. If a vendor is approved, it becomes part of a pool of vendors that we approach with the consumer's bid price.

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

Item 2. Properties.
        ----------

     Our subsidiaries lease the following properties:

       Subsidiary                     Location                       Area                Monthly Rent          Termination Date
       ----------                     --------                       ----                ------------          ----------------
SmithAgency.com           6801 Powerline Road                 10,000 square feet            $6,500                8/31/20041
                          Ft. Lauderdale, FL 33309

SmithAgency.com           5310 N.W. 33rd Ave.                 2,746 square feet             $3,098                1/31/20012
                          Ste. 212
                          Ft. Lauderdale, FL 33309

QuikBIZ Media             2121 W. Oakland Park Blvd.          6,700 square feet             $7,789                2/01/2006
                          Suite 8
                          Ft. Lauderdale, FL 33311

------------------------------------

(1) SmithAgency.com has an option to renew this lease for an additional three-year term.

(2)  This space has been sublet to a third party.

Item 3. Legal Proceedings.
        -----------------

     QuikBIZ Media is a defendant in a lawsuit filed in June 1999 in the Circuit Court of the 17th Judicial Circuit, in Broward County, Florida. The plaintiff, Lynda V. McGlawn, is seeking to collect a debt resulting from the assignment to her by Telephonetics International, Inc. of a debenture of QuikBIZ Media the amount of $110,000. QuikBIZ Media previously filed a separate action in the Circuit Court against Telephonetics International, Inc. alleging, among other things, that QuikBIZ Media was fraudulently induced to execute the debenture. QuikBIZ Media is currently seeking to have the two lawsuits consolidated.

     On March 24, 2000, we commenced an action in the Circuit Court of the 17th Judicial Circuit, in Broward County, Florida against Andrew D. Smith, a principal shareholder and former officer of QuikBIZ and former officer and employee of SmithAgency, Charles Robb, a former employee of SmithAgency.com, and Random House, Inc. Our complaint alleges that Messrs. Smith and Robb breached their employment and non-competition agreements with SmithAgency and violated their fiduciary duties to SmithAgency by wrongfully taking confidential information relating to an advertising campaign developed for one of our clients and put that information into a manuscript for publication as a book by Random House, Inc. Our complaint further alleges that Messrs. Smith and Robb created a competing advertising agency after their employment with SmithAgency was terminated, in violation of their noncompetition agreements. We are seeking damages from Messrs. Smith and Robb and an injunction against further violation of their agreements. We are also seeking an injunction against Random House, Inc. to prevent Random House, Inc. from paying any of the proceeds of the book to Messrs. Smith and Robb.

Item 4. Submission of Matters to a Vote of Security Holders.
        ---------------------------------------------------

         None

                                     PART II

Item 5. Market for Common Equity and Related Stockholder Matters.
        --------------------------------------------------------

     Our common stock is quoted on the OTC Electronic Bulletin Board. The following table sets forth the high and low bid prices of our common stock for each quarter for the years 1998 and 1999 and the first quarter of 2000 through March 27, 2000. As of March 27, 2000, there were approximately 420 holders of record of our common stock.

     The quotations set forth below reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

Common Stock:


Year                                         High             Low
----                                        -----            ----

1998

First Quarter                                .40              .10
Second Quarter                               .38              .11
Third Quarter                                .40              .22
Fourth Quarter                               .69              .38

1999

First Quarter                               1.57              .44
Second Quarter                              2.00             1.06
Third Quarter                               1.81              .63
Fourth Quarter                             1.625             .375

2000

First Quarter (through March 27, 2000)     1.813             1.00


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

     In December 1999 we issued 50,000 shares of common stock to an individual in consideration for certain consulting services to be provided by such individual.

     In February 2000 we issued 200,000 shares of common stock to Kirk J. Girrbach pursuant to an employment agreement dated April 13, 1998 between Mr. Girrbach and Capital Network of America, Corp., a subsidiary of QuikBIZ that is now dormant, and we issued 12,310 shares of common stock to Mr. Girrbach in payment of $8,100 of accrued legal fees and disbursements.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations
        -----------------------------------------------------------------------

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

     On August 31, 1999, we completed our acquisition of substantially all of the assets of G&L Group and combined its operations with those of SmithAgency.com. Accordingly, our financial statements have been presented to combine the consolidated financial statements of G&L Group and SmithAgency.com for the periods presented.

     Since the reverse merger with Nitros Franchise Corporation in May 1997, our operations have related primarily to recruiting personnel, raising capital, completing the acquisitions of SmithAgency.com (November 1998), QuikBIZ Media (July 1998) and G&L Group (September 1999) and developing our e-commerce Internet sites. Through December 31, 1998, we have derived our revenues from two of our wholly-owned subsidiaries: SmithAgency.com and QuikBIZ Media. Revenues from wholly-owned subsidiaries represented 100% of our revenues for the year ended December 31, 1999.

Results of Operations

     Our revenues have grown from $2,142,414 in 1998 to $4,488,363 in 1999 on an actual basis, but have declined from $7,458,000 in 1998 to $6,366,000 in 1999 on a pro forma basis giving effect to our acquisitions.

     The consolidated December 31, 1999 financial statements included a net loss of $789,427, of which $381,661, or approximately 48%, was non-cash and mainly attributable to acquisition costs, including goodwill, amortization expense and employee stock options.

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

     To date, we have grown the size and scale of our business organically by attracting new clients, attracting new professional staff and expanding the range and complexity of the services we offer. We intend to continue to strive for organic growth.

Acquisition of Professional Services Firms

     In addition to organic growth, a key component of our overall growth strategy is the acquisition of, or investment in, complementary businesses, technologies, services and products. We have acquired three companies since 1997 and intend to continue to pursue opportunities to acquire similar businesses.

     We believe our acquisitions have supported our growth and enhanced the quality of services we offer our clients. Our acquisitions have allowed us to rapidly build our base of professionals in the context of a tight labor market for experienced technical and creative professionals. From July 1, 1997, to December 31, 1999, our staff increased from 2 to approximately 37 employees. Our broadening Internet coverage has allowed us to better meet the needs of our national clients and to attract new clients who seek integrated services across diverse geographic areas. We have also been able to expand our service offerings through the acquisition of companies with complementary products and skill sets. Additionally, we expect to achieve cost synergies by consolidating management and back-office operations and sharing technical infrastructure.

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

     All of our acquisitions have been accounted for using the purchase method. Under the purchase method, the financial data of the acquired entities are consolidated with our financial results from the effective dates of their acquisition. For each acquisition, a portion of the purchase price is allocated to the tangible and identifiable intangible assets acquired and liabilities assumed based on their respective fair market values on the acquisition date. The remaining unallocated portion of the purchase price is allocated to intangible assets, primarily goodwill, and amortized on a straight-line basis over the estimated period of benefit, which is currently 10 years. We evaluate the period of benefit on a company-by-company basis. For the years ended December 31, 1999 and 1998, amortization of goodwill expense was $81,061 and $67,372, respectively. We expect to incur additional acquisition-related amortization expenses as a result of our acquisition program.

Comparison of the Fiscal Years 1998 and 1999

     The following discussion relates to our actual operating results for the periods noted. The operating results discussed include the operations of acquired companies from the effective dates of their acquisitions. Given that each year includes revenues and expenses from new acquisitions, we believe that the operating results for 1999 are not directly comparable to the operating results for 1998.

     Revenues. Revenues were $2,142,414 in 1998 and grew to $4,488,363 in 1999, an increase of approximately 110%. The increase in revenues reflected the acquisition of G&L Group in August 1999.

     Direct Costs. Direct salaries and costs were $1,753,877 in 1998 and grew to $3,650,115 in 1999, an increase of approximately 108%. Direct costs represented approximately 81% and 82% of revenues in 1999 and 1998, respectively. The increase in direct costs as a percentage of revenues in 1999 compared to 1998 was primarily due to acquisitions. In the future, we expect direct costs to increase in absolute dollar terms but to decrease as a percentage of revenues due to improved economies of scale, the utilization of billable professionals and our increase in revenues pertaining to our e-commerce Internet sites.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses were $1,023,831 in 1998 and grew to $1,483,283 in 1999, an increase of approximately 45%. Selling, general and administrative expenses represented approximately 33% of revenues in 1999 and 48% of revenues in 1998. The increase in selling, general and administrative expenses in absolute dollar terms and the decrease in such expenses as a percentage of revenues in 1999 compared to 1998 was the result of our acquisitions. In the future, we expect general and administrative expenses to increase in absolute dollars but to decrease as a percentage of revenues due to improved economies of scale, increased efficiency of billable staff and higher overall revenues.

     Amortization of Goodwill. Amortization of goodwill was $67,372 in 1998 and grew to $81,061 in 1999. Amortization of goodwill represented 2% of revenues in 1999 and 3% of revenues in 1998. The increase in amortization of goodwill was due to the goodwill resulting from the two acquisitions completed during 1998. We expect amortization of goodwill to increase in absolute dollar terms as we acquire additional companies.

     Depreciation and Amortization. Depreciation and amortization expenses were $121,590 in 1998 and grew to $124,767 in 1999, an increase of approximately 3%. Depreciation and amortization expenses represented approximately 3% of revenues in 1999 and 6% of revenues in 1998. The increases from year to year were related to the investment in, and related depreciation of, technology equipment, furniture and fixtures, and leasehold improvements, and the depreciation of the assets of the companies we acquired.

Liquidity and Capital Resources

     Since inception, we have funded our operations and investments in property and equipment through cash from operations, equity financings, borrowings from commercial banks and capital leases.

     Our cash and cash equivalents were $35,957 at December 31, 1999 and $18,059 at December 31, 1998. Cash used in operating activities of $191,403 in 1998 and $256,658 in 1999 was augmented by net proceeds from financing activities of $132,837 in 1998 and $291,901 in 1999 and net cash provided by investing activities of $74,315 in 1998, but reduced by cash used in investing activities of $17,345 in 1999.

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

Item 7. Financial Statements.
        --------------------

         Report of Gerson, Preston & Company, P.A.....................   12

         Consolidated Balance Sheets, December 31, 1998 and 1999......   13

         Consolidated Statements of Operations, Years Ended
           December 31, 1998 and 1999.................................   14

         Consolidated Statements of Shareholders' Equity, Years
           Ended December 31, 1998 and 1999...........................   15

     Consolidated Statements of Cash Flows, Years Ended
           December 31, 1998 and 1999................................    16

         Notes to the Consolidated Financial Statements..............    18

Board of Directors

QuikBIZ Internet Group, Inc. and Subsidiaries

                          INDEPENDENT AUDITORS' REPORT

     We have audited the accompanying consolidated balance sheets of QuikBIZ Internet Group, Inc. and Subsidiaries at December 31, 1998 and 1999 and the related consolidated statements of operations, shareholders' equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of QuikBIZ Internet Group, Inc. and Subsidiaries at December 31, 1998 and 1999 and the consolidated results of their operations and cash flows for the years then ended in conformity with generally accepted accounting principles.

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

                 /s/ GERSON, PRESTON & COMPANY, P.A.
                 Certified Public Accountants

                                    March 30, 2000

                  QuikBIZ Internet Group, Inc. and Subsidiaries

                           Consolidated Balance Sheets

Assets

                                                                                December 31,
                                                           -------------------------------------------------------
                                                                      1998                        1999
                                                           --------------------------- ---------------------------
Current Assets
    Cash                                                   $                   18,059  $                   35,957
    Accounts receivable                                                       136,340                     620,501
    Other
                                                                               38,969                      26,786
                                                           --------------------------- ---------------------------
       Total current assets                                                   193,368                     683,244
Property and equipment
    Furniture and equipment                                                    68,647                     176,937
    Leasehold improvements                                                     44,862                      44,862
                                                           --------------------------- ---------------------------
                                                                              113,509                     221,799
    Less accumulated depreciation                                              40,706                      73,880
                                                           --------------------------- ---------------------------
       Depreciated cost                                                        72,803                     147,919
Other assets
    Goodwill, net of accumulated amortization of
       $78,435 and $159,496, respectively                                     595,300                     924,894
    Note receivable from shareholder                                                -                     151,586
                                                           --------------------------- ---------------------------

       Total assets                                                           861,471                   1,907,643
                                                           --------------------------- ---------------------------
Liabilities and Shareholders' Equity

                                                                                December 31,
                                                           -------------------------------------------------------
                                                                      1998                        1999
                                                           --------------------------- ---------------------------
Current liabilities
    Accounts payable and accrued expenses                  $                  483,291  $                1,461,580
    Current maturities of long-term debt                                       59,397                     337,909
                                                           --------------------------- ---------------------------
       Total current liabilities                                              542,688                   1,799,489
Long-Term Debt                                                                242,685                       7,769
                                                           --------------------------- ---------------------------
       Total liabilities                                                      785,373                   1,807,258

Shareholders' equity
    Preferred stock; $.001 par value, 3,000 shares
       authorized; 261 shares issued and outstanding                           10,208                      10,208
    Common stock; $.002 par value; 25,000,000 shares
       authorized; 13,090,571 and 14,061,426 shares
       issued and outstanding, respectively                                    26,179                      28,121
    Additional paid-in capital                                              2,692,419                   3,358,227
    Accumulated deficit                                                    (2,392,723)                 (3,182,150)
    Unearned compensation on restricted stock                                (259,985)                   (114,021)
                                                           --------------------------- ---------------------------

       Total shareholders' equity                                              76,098                     100,385
                                                           --------------------------- ---------------------------

       Total liabilities and shareholders' equity          $                  861,471  $                1,907,643
                                                           ==========================  ==========================

                  QuikBIZ Internet Group, Inc. and Subsidiaries

                      Consolidated Statements of Operations

                                                                          Years Ended December 31,
                                                           -------------------------------------------------------
                                                                      1998                        1999
                                                           --------------------------- ---------------------------
Revenue                                                    $                2,142,414  $                4,488,363

Operating expenses
    Direct costs                                                            1,753,877                   3,650,115
    Selling, general and administrative                                     1,023,831                   1,483,283
    Depreciation and amortization                                             121,590                     124,767
                                                           --------------------------- ---------------------------

       Total operating expenses                                             2,899,298                   5,258,165
                                                           --------------------------- ---------------------------

Loss from operations                                                         (756,884)                   (769,802)

Interest expense                                                               26,480                      19,625
                                                           --------------------------- ---------------------------

Net loss                                                     $               (783,364) $                 (789,427)
                                                           --------------------------- ---------------------------

Weighted average number of common
    shares outstanding                                                     13,067,857                  13,590,236
Basic (loss) per common share                              $                   (0.060) $                   (0.058)

                  QuikBIZ Internet Group, Inc. and Subsidiaries
                 Consolidated Statements of Shareholders' Equity

                                                                                                   Unearned
                                                                        Additional               Compensation  Subscrip-
                               Preferred Stock      Common Stock         Paid-in   Accumulated     on Common     tion
                               Shares  Amount    Shares      Amount      Capital      Deficit        Stock    Receivable   Total
                                 -------------------------------------------------------------------------------------------------
Balance,
  December 31, 1997              261 $ 10,208  12,784,372 $   25,569  $ 2,547,276  $ (1,609,359)$        -   $ (151,167)$ 822,527

Acquisition                        -        -           -          -       42,000             -          -            -    42,000

Issuance of common
  stock for
  compensation                     -        -   2,394,868      4,787      544,578             -   (549,365)           -         -

Trade name returned in
  exchange for common
  stock and donated stock          -        -  (2,300,000)    (4,600)    (396,445)            -          -            -  (401,045)

Amortization of unearned
  compensation on stock            -        -           -          -            -             -    289,380            -   289,380

Issuance of common stock           -        -     816,000      1,632      104,968             -          -            -   106,600

Subscription receivable
  rescinded in exchange for
  return of common stock           -        -    (604,669)    (1,209)    (149,958)            -          -      151,167         -

Net loss                           -        -           -          -            -      (783,364)         -            -  (783,364)
                                 ---- -------  ---------- ----------   -----------  ------------ ---------  ----------- ---------

Balance, December 31, 1998       261   10,208  13,090,571     26,179    2,692,419    (2,392,723)  (259,985)           -    76,098

Acquisition                        -        -     366,000        732      365,268             -          -            -   366,000

Issuance of common stock           -        -     604,855      1,210      300,540             -          -            -   301,750

Amortization of unearned
  compensation on common
  stock                            -        -           -          -            -             -    145,964            -   145,964

Net loss                           -        -           -          -            -      (789,364)        -             -  (789,364)
                                 ---- -------  ---------- ----------   -----------  ------------ ---------  ----------- ---------
Balance,
  December 31, 1999              261 $ 10,208  14,061,426 $   28,121  $ 3,358,227  $ (3,182,150)$ (114,021)$          -  $100,385

                  QuikBIZ Internet Group, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows

                                                                           Years Ended December 31,
                                                           -------------------------------------------------------
                                                                      1998                        1999
                                                           --------------------------- ---------------------------
Operating activities
    Net loss                                               $                 (783,364) $                 (789,427)

    Adjustments to reconcile net loss to net cash
      used in operating activities:
       Depreciation and amortization                                          121,590                     124,767
       Bad debts                                                               49,521                      72,584
       Amortization of unearned compensation                                  289,380                     145,964
       Non-cash consulting expense                                                  -                      42,500
       Amortization of note receivable                                              -                      (4,154)

    Changes in operating assets and liabilities,
      net of effects of acquisition:
       Decrease (increase) in accounts receivable                              13,719                     122,212
       Decrease in other current assets                                         8,526                       1,651
       Increase in accounts payable and
         accrued expenses                                                     109,225                     271,669
                                                           --------------------------- ---------------------------
          Net cash (used in) operating activities                            (191,403)                   (256,658)
                                                           --------------------------- ---------------------------
Investing activities
    Purchases of property and equipment                                        (1,997)                    (17,345)
    Cash received from acquisition                                             76,312                           -
                                                           --------------------------- ---------------------------
          Net cash provided by (used in) investing
            activities                                                         74,315                     (17,345)
                                                           --------------------------- ---------------------------
Financing activities
Proceeds from notes payable, including $15,900
  and $10,100 from a shareholder in 1998 and 1999,
  respectively                                                                 68,446                     110,488
    Payment on notes payable, including $50,000 to a
       shareholder in 1999                                                     (2,209)                    (77,837)
    Issuance of common stock                                                   66,600                     259,250
                                                           --------------------------- ---------------------------
          Net cash provided by financing activities                           132,837                     291,901
                                                           --------------------------- ---------------------------

Net increase in cash                                                           15,749                      17,898

Cash, beginning of year
                                                                                2,310                      18,059
                                                           --------------------------- ---------------------------
Cash, end of year                                          $                   18,059  $                   35,957
                                                           =========================== ===========================

                  QuikBIZ Internet Group, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows

continued

                                                                           Years Ended December 31,
                                                           -------------------------------------------------------
                                                                      1998                        1999
                                                           --------------------------- ---------------------------
Supplemental disclosures of cash flow information:
    Cash paid for interest                                 $                   23,480  $                   19,625

Supplemental schedule of noncash investing and financing activities:

    Common stock issued in connection with
       compensation, net of amortization                   $                  259,985  $                        -
    Issuance of common stock and options related to
       acquisitions                                        $                   42,000  $                  366,000
    Subscription receivable rescinded in exchange for
       return of common stock                              $                  151,167  $                        -
    Tradename returned in exchange for common stock        $                  401,045  $                        -
    Note payable paid with the issuance of common          $                   40,000  $                        -
    Common stock issued for consulting services            $                        -  $                   42,500


                  QuikBIZ Internet Group, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements

1.   Nature of Operations

     The Company has two reportable segments, both of which sell their products and services primarily in the Southeastern United States.

     One segment provides its clients with Internet site design, television and radio commercial development and production, print advertising development, public relations and promotions.

     The other segment offers audio, video, multimedia and Internet design services and products. It also produces and assists companies in creative content for corporate communications including sales, training, public relations and promotion.

     During 1998, the Company changed its name from Algorhythm Technologies Corporation.

     During 1999, the Company commenced development of the QuikBIZ Mall, a virtual mall on the Internet offering corporate communications products, services and supplies from the Company and other vendors on-line. Start-up costs with regard to this were expensed as incurred.

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

     Goodwill. Goodwill represents the excess of the purchase price over the fair value of acquired companies and is being amortized on the straight-line basis over 10 years.

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

     Fair Value of Financial Instruments. The carrying amount of cash, accounts receivable, accounts payable and accrued expenses approximate fair value because of their short duration. The carrying amount of debt approximates fair value because the interest rates are similar to the interest rates currently available to the Company.

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

     Revenue Recognition. Revenue is recognized when services are performed. Revenue is reduced for estimated customer returns and allowances.

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

3.   Going Concern - Uncertainty

     As shown in the accompanying financial statements, the Company has incurred recurring operating losses and negative cash flows from operating activities and has negative working capital. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

     The Company has initiated several actions to generate working capital and improve operating performance, including private issuances of stock (Note
     7), generation of additional revenue through business acquisitions and development of new services and entering into an investment agreement to raise up to $20,000,000 through a series of sales of common stock (Note 7).

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

4.   Note Receivable

     Note receivable from a shareholder relates to an acquisition which occurred during 1999. The note is non-interest bearing until August 31, 2002.

     At August 31, 2002, the note begins accruing interest at the prime rate and principal and interest payments are due monthly for the next five years.

     Discounted cash flows were used to estimate the fair value at December 31, 1999 at a rate of 8.5%. The note is due in principal payments as follows:

                2002                                $             8,200
                2003                                             26,000
                2004                                             28,525
                Thereafter                                       88,861
                                                    -------------------
                                                    $           151,586
                                                    ===================

5.   Long-Term Debt

                                                                                   December 31,
                                                                             1998              1999
                                                                     ------------------ ------------------
$200,000 line of credit; interest variable (8.75% at December 31,
    1999); collateralized by accounts receivable and property and equipment; guaranteed by a director/shareholder; matures in
    April 2000                                                      $          98,345  $         198,733

Unsecured note payable to a former shareholder; interest variable
    (9.25% at December 31, 1999); matures in October 2000                     110,000            110,000

Unsecured demand notes payable to shareholders; interest
    variable (8.75% at December 31, 1999)                                      65,900             26,000

Note payable; interest at 13.3%; collateralized by equipment;
    matures in December, 2002                                                       -             10,945

Note payable; interest at 9%; collateralized by accounts
    receivable, inventory and property and equipment                           27,837                  -

     Long-term debt                                                            302,082           345,678

     Less current maturities                                                    59,397           337,909

     Long-term debt net of current maturities                      $           242,685 $           7,769

                                                                   ==================  =================


     The aggregate maturities of long-term debt for the years ended December 31 are as follows:

        Year                              Amount
        ----                         ---------------

        2000                         $      337,909
        2001                                  3,626
        2002                                  4,143
                                    ---------------
                                     $      345,678
                                    ===============

6.   Preferred Stock

     The preferred stock calls for the payment of dividends of $120 per share per annum, when and as declared by the Board of Directors, payable quarterly. The Board of Directors has not declared any dividends as of December 31, 1999. Each share of preferred stock is convertible into 71.43 shares of common stock, at the option of the holder. In the event of liquidation, the holders of the preferred stock are entitled to receive $1,000 per share prior to distributions to the holders of common stock. The preferred is also callable, at the option of the Company, at $1,100 per share plus unpaid dividends.

7.   Common Stock

     On July 18, 1997, the Company issued 1,000,000 shares of common stock to acquire the rights to the name "Algorythm Technologies International, Inc." During 1998, the Company returned the rights to the use of the name and 1,000,000 shares of common stock were returned to the Company. In conjunction with this transaction, a shareholder donated 1,300,000 shares of common stock to the Company. These transactions resulted in a reduction to shareholder's equity of $401,045 in 1998.

     During 1998, the Company issued 2,394,868 shares of common stock as compensation to certain salaried employees. Sale of these shares is restricted prior to the date of vesting, which ranges from one to two years from the date of issuance. Shares issued were recorded at their fair market value on the date of the issuance, with a corresponding charge to shareholders' equity. The unearned portion is being amortized, as compensation expense, on a straight-line basis over the related vesting period.

     During 1998, the Company issued options to purchase an aggregate of 60,000 shares, at par, to two of its directors as compensation for their services as directors during 1998. These options were valued at $10,000 and this expense has been included in selling, general and administrative expense.

     On September 29, 1998, the Company entered into an agreement with two of its shareholders for the return of 604,669 shares of common stock issued by the Company in 1996 and 1997. In exchange, the Company rescinded the debt owed by the two shareholders, in the amount of $151,167.

     During 1999, the Company issued 429,855 shares of common stock for $240,000; issued 50,000 shares of common stock valued at $42,500 for consulting services; and received $15,000 when a shareholder exercised options for 100,000 shares of common stock.

     In addition to options issued in connection with acquisitions (Note 8) and those issued to directors, the Company issued warrants and options to purchase the Company's common stock as follows:

          During June 1998, the Company issued a warrant to purchase 25,000 shares of common stock at an exercise price of $.17 per share. The warrant was exercised in June 1999.

          During July 1998, the Company issued 600,000 options for investment banking services. The options expire in five years and have an exercise price of $.25 per share.

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

     Common stock activity for 1999 was as follows:

                                                                                Additional
                                                                                  Paid-in
                                                 Shares           Amount          Capital                Total
                                            ----------------- ---------------------------------------------------
Issuance of common stock for cash                    429,855  $          860          $239,140          $240,000

Issuance of common stock for                          50,000             100            42,400            42,500
    consulting services

Options exercised                                    100,000             200            14,800            15,000

Warrant exercised                                     25,000              50             4,200             4,250
                                            ---------------------------------------------------------------------

    Total                                            604,855  $        1,210 $         300,540 $         301,750

-

8.   Acquisitions

     On July 1, 1998, the Company acquired the outstanding stock of QuikBIZ Media Centers, Inc. ("QuikBIZ Media"), a company owned by a director/shareholder of the Company. The acquisition was accounted for as a purchase and the results of QuikBIZ Media's operations were included in the Company's 1998 consolidated statements of operations from the date of acquisition.

     Consideration was the issuance of 200,000 stock options, at par, exercisable over a period of two years, valued at $42,000. The Company will issue an additional 2,800,000 stock options, at par, exercisable over a period of five years from the date of acquisition if QuikBIZ Media achieves an annual net profit of $200,000 by July 2001. Franchise rights were eliminated as part of the combination. The fair value of the net assets acquired exceeded the purchase price by $87,000, which has been recorded as a reduction to property and equipment.

     On September 1, 1999, the Company acquired the assets and assumed certain of the liabilities of Gallaspy & Lobel, Inc. ("G&L Group"). Consideration was the issuance of 366,000 shares of restricted common stock with an additional 122,000 shares, to be adjusted up or down based upon certain provisions in the agreement, to be issued one year from the closing. The acquisition was valued at $488,000. The acquisition was accounted for by the purchase method of accounting and accordingly the results of operations of G&L Group for the period from September 1, 1999 are included in the accompanying consolidated financial statements. Assets acquired and liabilities assumed have been recorded at their estimated fair values. The excess of the purchase price over the fair value of the net assets acquired (goodwill) was approximately $411,000. In connection with this transaction, the Company entered into a three-year employment agreement with the acquiree's president and subleased the office space occupied by the acquiree from the acquiree's owners, including its president.

     The following unaudited proforma consolidated results of operations are presented as if the business combinations of QuikBIZ Media and G&L Group had been made at the beginning of the periods presented:


Years Ended December 31                         1998               1999
                                       --------------------------------------
Sales                                  $        7,458,000  $       6,366,000
Net loss                               $          434,000  $         900,000
Net loss per share:
    Basic and diluted                  $           (0.033) $          (0.066)

     The unaudited proforma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations which would have actually resulted had the combination been in effect on January 1, 1998, or of future results of operations.

9.   Leases

     The Company has entered into several long-term leases for offices (including one with the owners of a shareholder), retail locations and equipment. At December 31, 1999, future minimum rental payments required under noncancellable lease obligations during the years ended December 31 are approximately as follows:

                Year                                      Amount
             ---------                                -------------

                2000                                $     215,000
                2001                                      191,000
                2002                                      174,000
                2003                                      174,000
                2004                                      151,000
                Thereafter                                111,000
                                                   --------------
                                                   $    1,016,000
                                                   ==============


     Rent expense was $83,000 and $155,000 (including $26,000 to the owners of a shareholder) for 1998 and 1999, respectively.

10.  Deferred Income Taxes

     At December 31, 1999, the Company has available net operating loss carryforwards of $3,183,000, which will expire through 2014.

     After consideration of all the evidence, both positive and negative, management has determined that a full valuation allowance is necessary to reduce the deferred tax assets to the amount that will more likely than not be realized.

     Accordingly, components of the Company's net deferred income taxes are as follows:

                                                       at December 31,
                                                     1998           1999
                                                 -----------  -------------

Deferred tax assets:
    Net operating loss carryforwards            $   933,000   $  1,242,000
    Valuation allowance for deferred tax asset     (933,000)    (1,242,000)
                                                -----------   ------------
       Total                                    $         -   $          -
                                                -----------   ------------

11.  Employment Agreements

     The Company has employment agreements with its executive officers and certain other key employees. The agreements are for remaining periods ranging from three to four years, provide for performance incentive bonuses and severance payments under certain circumstances, and provide for minimum annual base compensation of $550,000 in 2000, $614,000 in 2001, $649,000 in
     2002 and $255,000 in 2003. If the employment contract with the Chief Executive Officer were to be canceled or should the employer change the employee's position without employee's consent, the Company's liability would be $2,000,000.

12.  Segment Information

     QuikBIZ Internet Group, Inc. and Subsidiaries organizes its business into two reportable segments. The reportable segments are strategic business units that offer different products and services (Note 1). They are managed separately as each business requires different technology and marketing strategies. The accounting policies of the segments are the same as those described in the significant accounting policies. The Company evaluates the performance of its operating segments based on operating earnings of the respective business units.

     Two customers accounted for approximately 32% and 24%, respectively, of the Company's net sales for the year ended December 31, 1998. These same two customers represented approximately 25% and 7%, respectively, of the Company's accounts receivable balance at December 31, 1998.

     Three customers accounted for approximately 16%, 13% and 11%, respectively, of the Company's net sales for the year ended December 31, 1999. These same three customers represented approximately 2%, 2% and 20%, respectively, of the Company's accounts receivable balance at December 31, 1999.

     Summarized financial information concerning the Company's reportable segments is shown in the following table:

              Year Ended                  Advertising         Multimedia
          December 31, 1998                 Segment            Segment                Corporate           Total
-------------------------------        -------------------   ---------------   ----------------    ---------------------------
Revenues                               $        1,541,454    $       600,960   $           -       $     2,142,414

Segment income (loss)                  $         (116,982)   $      (126,064)  $       (540,318)   $      (783,364)

Depreciation and amortization          $           18,876    $        17,010   $         85,704    $       121,590

Total assets                           $          100,048    $       261,880   $        499,543    $       861,471


              Year Ended                  Advertising         Multimedia
          December 31, 1998                 Segment            Segment                Corporate           Total
-------------------------------        -------------------   ---------------   ----------------    ---------------------------
Revenues                               $        3,122,735    $     1,365,628   $           -       $     4,488,363

Segment income (loss)                  $          (68,554)   $        39,764   $       (760,637)   $      (789,427)

Depreciation and amortization          $           10,941    $        16,900   $         96,926    $       124,767

Total assets                           $          604,316    $       404,185   $        899,142    $     1,907,643


13.  Subsequent Events

     In February 2000, the Company issued 212,130 shares of common stock to a director and former officer; 12,130 shares for services rendered and 200,000 shares pursuant to an employment agreement.

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.
        ---------------------------------------------------------------

     On March 22, 1999, the Company filed a report on Form 8-K to report that it had dismissed its former accountants and hired new accountants. The Company filed an amendment to such report on Form 8-K/A on January 25, 2000.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.
        ------------------------------------------------------------

     As of March 14, 2000, the Company's directors and executive officers and their ages and positions are as follows:

     Name                   Age           Position

   David Bawarsky           44           President, Chief Executive Officer,
                                         Chief Financial Officer and Treasurer

   Kirk J. Girrbach         41           Director

   Dr. Bohdan Moroz         62           Director

  James Lobel               55           President of SmithAgency.com

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

Section 16(a) Beneficial Ownership Reporting Compliance.

     Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's officers, directors and persons who beneficially own more than ten percent of a registered class of the Company's equity securities ("ten-percent stockholders") to file reports of ownership and changes in ownership with the Securities and Exchange Commission and The Nasdaq Stock Market, Inc. Officers, directors and ten-percent stockholders also are required to furnish the Company with copies of all Section 16(a) forms they file. Based on its review of the copies of such forms furnished to it, and written representations that no other reports were required, the Company believes that during the Company's fiscal year ended December 31, 1999, all of its officers, directors and ten-percent stockholders complied with the Section 16(a) reporting requirements, except that Kirk J. Girrbach failed to file reports on Form 4 with respect to six transactions beginning in June 1996 with respect to his previously unreported transactions and Dr. Bohdan Moroz failed to file reports on Forms 4 and 5 with respect to five transactions beginnning in June 1998. Mr. Girrbach filed a report on Form 5 with respect to his previously unreported transactions on March 8, 2000, and Dr. Moroz will file a report on Form 5 shortly with respect to the transactions that he failed to report.

Item 10. Executive Compensation.
         ----------------------

     The following table lists the cash remuneration paid or accrued during 1999, 1998 and 1997 to Mr. Bawarsky and Andrew Smith, our former President. Except for Messrs. Bawarsky and Smith, none of our executive officers or former executive officers received compensation of $100,000 or more from us in 1999.

                                                     Summary Compensation Table

      Name and Principal                                                        Other Annual      Securities Underlying
           Position                Year         Salary($)       Bonus($)      Compensation($)           Options(#)
          ----------               ----         ---------       --------      ---------------          -----------
David Bawarsky                     1999          91,346              0          16,438(1)                       0
President, Chief Executive         1998         87,501(2)            0          13,800(3)                 200,000
Officer, Chief Financial           1997              0               0               0                    300,000
Officer and Treasurer

Andrew Smith                       1999         78,717               0           7,792(4)                       0
Former President                   1998        100,000               0               0                          0
                                   1997         16,500               0           1,500(5)                 200,000

----------------

(1) Consists of $5,200 of life insurance premiums and $11,238 of automobile and insurance payments.

(2) $34,617 of this amount has been deferred and will be paid in the form of shares of common stock, valued at market price on the date of issue.

(3) Consists of $5,200 of life insurance premiums and $8,600 of automobile lease and insurance payments.

(4)  Consists of $3,578 of automobile lease and insurance payments.

(5)  Consists of $1,500 of automobile lease and insurance payments.


     The following table shows the aggregate number of options to purchase common stock held by Messrs. Bawarsky and Smith, and the value of such options at December 31, 1999. Neither Mr. Bawarsky nor Mr. Smith exercised any options in 1999.


                                                        1999 Year-End Option Values

                                                                              Value of securities underlying unexercised
                                  Number of securities underlying                      in-the-money options at
          Name                unexercised options at December 31, 1998                   December 31, 1998(1)
          ----                ----------------------------------------                  ---------------------
                               Exercisable             Unexercisable             Exercisable             Unexercisable
                               -----------             -------------             -----------             -------------
David Bawarsky                    500,000                    0                    $999,000                    $0

Andrew Smith                         0                       0                       $0                       $0

-------------

(1) Represents the total gain that would be realized if all in-the-money options held at December 31, 1999 were exercised, determined by multiplying the number of shares underlying the options by the difference between the per share option exercise price and $2.00, the closing price of the common stock on December 31, 1999.

Director Compensation

     We granted options to purchase 30,000 shares of common stock at a price of $.002 per share to each of Kirk J. Girrbach and Dr. Bohdan Moroz in June 1998 as compensation for their services as directors during 1998. The options were fully vested upon grant. Directors who were also employees did not receive any compensation for their services as directors in 1998.

Employment Agreements

     QuikBIZ Media has an employment agreement with David Bawarsky, dated June 16, 1998 and expiring June 15, 2003, pursuant to which Mr. Bawarsky serves as Chairman, President and Chief Executive Officer of QuikBIZ Media. QuikBIZ assumed QuikBIZ Media's obligations under the employment agreement when QuikBIZ acquired QuikBIZ Media in July 1998. Mr. Bawarsky's employment agreement provides for a present base annual salary of $210,000 and a non-accountable expense allowance of $25,000 per year. The employment agreement also provides a customary benefits package, including two automobiles and term life insurance, payable to Mr. Bawarsky's beneficiaries, in the amount of $2,000,000, and term life insurance on the life of Mr. Bawarsky's wife in the amount of $500,000 payable to Mr. Bawarsky. Mr. Bawarsky's employment agreement prohibits him from competing with QuikBIZ Media during the term of the agreement or disclosing confidential information or trade secrets of QuikBIZ in any unauthorized manner at any time. If QuikBIZ terminates Mr. Bawarsky's employment or changes his duties without his consent, QuikBIZ will be obligated to pay Mr. Bawarsky severance pay of $2,000,000. Under his employment agreement, Mr. Bawarsky is entitled to receive an annual performance incentive bonus based upon the net profits of QuikBIZ Media, as follows:

                                           Percentage of Net Profits
Net Profits of QuikBIZ Media                 Payable to Executive
----------------------------                 --------------------
$0 to $149,000                                        10%
$150,000 to $299,000                                  15%
$300,000 or greater                                   20%

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

Item 11. Security Ownership of Certain Beneficial Owners and Management.
         --------------------------------------------------------------

     The following table sets forth certain information regarding beneficial ownership of our common stock as of March 28, 2000 by (i) each shareholder known by us to be the beneficial owner of 5% or more of the outstanding common stock,
(ii) each of our directors and (iii) all directors and executive officers as a group. Except as otherwise indicated, we believe that the beneficial owners of the common stock listed below, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable. Shares of common stock issuable upon exercise of options and warrants that are currently exercisable or exercisable within 60 days of March 28, 2000 have been included in the table.

       Name and Address of       Amount and Nature of Beneficial    Percent of
         Beneficial Owner                  Ownership                  Class
        ------------------                 ---------                  -----
David Bawarsky                           5,450,887(1)                 36.9%
6184 Vista Linda Lane
Boca Raton, Florida 33433
Kirk J. Girrbach                           980,828(2)                  6.8%
6550 N. Federal Highway
Ft. Lauderdale, Florida 33308
Dr. Bohdan Moroz                           782,143(3)                  5.5%
250 Compass Drive
Ft. Lauderdale, Florida 33308
Andrew D. Smith                          2,335,050(4)                 16.4%
20955 Vieto Terrace
Boca Raton, Florida 33433
Anthony J. Ard                           1,000,000(5)                  7.0%
240 S.E. 28th Avenue
Pompano Beach, Florida
33062

Officers and directors as a              7,213,858(1)(2)(3)           48.3%
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

(3) Includes 30,000 shares of common stock issuable upon exercise of outstanding options, 25,000 shares held by Dr. Moroz' wife and 1,429 shares held by Dr. Moroz' son.

(4) Does not include 400,000 shares of common stock owned by Mr. Smith's parents, Howard and Elaine Smith.

(5) Does not include 20,000 shares held by Mr. Ard's brother, Michael Ard. Anthony J. Ard disclaims beneficial ownership of the shares held by Michael Ard.

Item 12. Certain Relationships and Related Transactions.
         ----------------------------------------------

     On February 7, 2000, we issued 200,000 shares of common stock to Kirk J. Girrbach pursuant to an employment agreement dated April 13, 1998 between Mr. Girrbach and Capital Network of America, Corp., a subsidiary of QuikBIZ that is now dormant.

     On August 31, 1999, we completed the acquisition of substantially all of the assets of G&L Group, of which James Lobel was the president and a principal stockholder. In consideration for G&L Group's assets, we agreed to pay G&L Group $610,000, payable in shares of our common stock, and we assumed approximately $750,000 of G&L Group's liabilities. We issued 366,000 shares of common stock to G&L Group on September 1, 1999, valued for purposes of the transaction at $1.25 per share, and we are obligated to issue another 122,000 shares within one year. In connection with the acquisition, Mr. Lobel entered into a three year employment agreement with us and agreed to become the president of SmithAgency.com. In addition, we subleased the office space occupied by G&L Group from G&L Group's owners, including Mr. Lobel. We are presently using this office space for our principal executive offices.

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

Item 13.  Exhibits and Reports on Form 8-K.
          --------------------------------

         (a)  Exhibits

                  See exhibit index included elsewhere in this filing.

         (b)  Reports on Form 8-K.

     The Company did not file any reports on Form 8-K during the fourth quarter of 1999. On March 22, 1999, the Company filed a report on Form 8-K to report that it had dismissed its former accountants and hired new accountants (Item 4). The Company filed an amendment to such report on Form 8-K/A on January 25, 2000.

                                   SIGNATURES

     In compliance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                QUIKBIZ INTERNET GROUP, INC.

Dated: March 30, 2000           by:   /s/ David B. Bawarsky
                                    ------------------------
                                    David B. Bawarsky, Chief Executive Officer


     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/David Bawarsky                                                                             Dated:   March 30, 2000
-------------------------------------------
David Bawarsky, Chief Executive Officer, Chief Financial Officer (Principal
         Financial and Accounting Officer), Treasurer and director

                                                                                              Dated:   March __, 2000
----------------------------------------------
Kirk J. Girrbach, director

/s/ Bohdan Moroz                                                                              Dated:   March 30, 2000
--------------------------------------------
Bohdan Moroz, director

                                  Exhibit Index

Exhibit
Number              Description
----------          -------------
2.1                 Acquisition Agreement between the registrant and QuikLAB Multimedia
                    Centers, Inc. (incorporated by reference from the registrant's Current Report on Form 8-K filed on July 24, 1998).

2.2                 Acquisition Agreement between the registrant and A.D.S. Advertising Corp.
                    (incorporated by reference from the registrant's Quarterly Report on Form
                    10-QSB for the period ended September 30, 1997).

2.3                 Asset Purchase Agreement, dated as of August 20, 1999, by and between
                    Gallaspy & Lobel, Inc., the registrant, and James Lobel and Diane C. Harvey
                    (incorporated by reference from the registrant's registration statement on
                    Form SB-2 filed on September 27, 1999).

3.1                 Registrant's Articles of Incorporation, as amended (incorporated by reference from the registrant's Quarterly Report on Form 10-QSB for the period ended
                    March 31, 1998, except for the July 1998 amendment, which is incorporated by reference from the registrant's Annual Report on Form 10-KSB for the year ended December 31, 1997).

3.2                 Registrant's Bylaws (incorporated by reference from the registrant's
                    Quarterly Report on Form 10-QSB for the period ended March 31, 1998).

3.3                 Certificate of Correction to Certificate of Amendment of the registrant's
                    Articles of Incorporation (incorporated by reference from the registrant's
                    Form 10-KSB/A for the year ended December 31, 1997, filed on January 27,
                    2000).

4.1                 Specimen common stock certificate (incorporated by reference from the registrant's registration statement on Form SB-2, File No. 333-87895).

4.2                 Form of warrant to purchase common stock issued to Swartz Private Equity,
                    LLC on May 25, 1999, exercisable to purchase an aggregate of 500,000 shares of common stock at $1.4625 per share until May 24, 2004, granted to
                    Swartz in connection with the offering of securities described in Exhibit 4.3
                    (incorporated by reference from the registrant's registration statement on
                    Form SB-2, File No. 333-87895).

4.3                 Amended and restated investment agreement, dated as of July 9, 1999, by and between the registrant and Swartz Private Equity, LLC (incorporated by reference from the registrant's registration statement on Form SB-2, File No.
                    333-87895).

4.4                 Registration rights agreement, dated as of July 9, 1999, by and between the registrant and Swartz Private Equity, LLC, related to the registration of the common stock to be sold pursuant to Exhibit 4.3 (incorporated by reference from the registrant's registration statement on Form SB-2, File No. 333-
                    87895).

4.5                 Form of warrant to purchase common stock to be issued from time to time in connection with the offering of securities described in Exhibit 4.3
                    (incorporated by reference from the registrant's registration statement on
                    Form SB-2, File No. 333-87895).

Exhibit
Number              Description
--------            ------------
4.6                 Promissory note, dated June 25, 1998, and warrant, issued June 26, 1999, issued by the registrant to Cella Reyes (incorporated by reference from the registrant's registration statement on Form SB-2, File No. 333-87895).

10.1                Employment Agreement between QuikBIZ Media Centers, Inc. and David
                    Bawarsky (incorporated by reference from the registrant's Current Report on
                    Form 8-K filed on July 24, 1998).

10.2                Employment Agreement between SmithAgency.com, Inc. (formerly A.D.S.
                    Advertising Corp.) and Andrew Smith, dated October 30, 1997 (incorporated by reference from the registrant's Quarterly Report on Form 10-QSB for the period ended September 30, 1997).

10.3                Retainer Agreement between the issuer and Kirk J. Girrbach, dated July 15,
                    1998 (incorporated by reference from the registrant's Quarterly Report on
                    Form 10-QSB for the period ended September 30, 1998).

10.4                Investment Banking Agreement between the issuer and M.H. Meyerson &
                    Co., Inc. dated as of July 14, 1998 (incorporated by reference from registrant's Quarterly Report on Form 10-QSB for the period ended
                    September 30, 1998).

10.5                Employment Contract for James Lobel, dated August 31, 1999, between the
                    Registrant and James Lobel (incorporated by reference from the registrant's registration statement on Form SB-2, File No. 333-87895).

10.6                Agreement to Sublease, dated August 31, 1999, by and between James Lobel,
                    Diane Harvey, Gallaspy & Lobel, Inc., Harvey Studios, Inc. and the registrant
                    (incorporated by reference from the registrant's registration statement on
                    Form SB-2, File No. 333-87895).

10.7                Mortgage Deed and Security Agreement, dated August 31, 1999, by James S.
                    Lobel and Diane C. Harvey to the registrant (incorporated by reference from the registrant's registration statement on Form SB-2, File No. 333-87895).

10.8                Office Lease, dated as of January 9, 1996, by and between Massachusetts
                    Mutual Life Insurance Company and A.D.S. Advertising Corporation
                    (incorporated by reference from the registrant's registration statement on
                    Form SB-2, File No. 333-87895).

10.9                Leasing Agreement, dated as of October 1, 1995, by and between Palasan
                    Properties, Inc. and Video QuickLAB of South Florida, Inc. (incorporated by reference from the registrant's registration statement on Form SB-2, File No.
                    333-87895).

10.10               Employment Agreement between Capital Network of America, Corp. and
                    Kirk J. Girrbach, dated April 13, 1998 (incorporated by reference from the registrant's Quarterly Report on Form 10-QSB for the period ended March
                    31, 1998).

21                  Subsidiaries of the registrant (incorporated by referenced from the registrant's registration statement on Form SB-2, File No. 333-87835).

27                  Financial Data Schedule.

99                  Risk Factors