Form 10KSB/A
period 1999-12-31
QUIKBIZ INTERNET GROUP INC
filed 2000-04-21
CIK 925376

U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB/A

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

        The Registrant hereby amends the following items, financial statements, exhibits or other portions of its Annual Report on Form 10-KSB for the year ended December 31, 1999 as set forth in the pages attached hereto:

Item 1.    Description of Business.
Item 6.    Management's Discussion and Analysis of Financial Condition
             and Results of Operations.
Item 7.    Financial Statements.
Item 9.    Directors,  Executive  Officers,  Promoters and Control Persons;
             Compliance with Section 16(a)of the Exchange Act.
Item 10.   Executive Compensation.
Item 12.   Certain Relationships and Related Transactions.

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

     On August 31, 1999, we completed the acquisition of substantially all of the assets of Gallaspy & Lobel, Inc., an advertising firm based in south Florida doing business under the name G&L Group. We acquired all of G&L Group's contracts and pending orders with its existing active clients, as well as all of G&L Group's accounts receivable relating to its existing active clients. The accounts receivable we acquired totaled approximately $500,000. In consideration for G&L Group's assets, we assumed approximately $750,000 of G&L Group's liabilities and we issued 366,000 shares of common stock to G&L Group on September 1, 1999, valued for purposes of the transaction at $1.25 per share. We are obligated to issue another 122,000 shares to G&L Group by September 1, 2000, to be adjusted up or down under certain circumstances. In connection with the acquisition, James Lobel, the president of G&L Group, entered into a three year employment agreement with us and agreed to become the president of SmithAgency.com.

     The QuikBIZ Mall. The QuikBIZ Mall is a virtual mall for "business to business" corporate communications. The QuikBIZ Mall enables businesses to browse virtual, service-oriented specialty stores and order services on-line. The services offered through the QuikBIZ Mall currently include Internet television and radio services, duplication services, advertising services and presentation services. All of our subsidiaries and business units, as well as certain strategic partners, are "tenants" in the QuikBIZ Mall. We create most of the merchant stores and purchase products directly through "drop-ship" vendors. The vendors bill us for products or services purchased at the Mall and we bill the purchasers. Each store has its own separate URL and is marketed independently of the Mall. There are presently 12 stores on the Mall: M2 PressWIRE, Media Furnishings, QuikBIZ Media, QuoteIt.com, The Presentation Shop, Pro-Tape Outlet, SmithAgency.com, Cables and Bits, BizBookStop, Cdsupplies.com, LCD Mart and QuikBIZ Express. We own all of the stores except M2 PressWIRE.

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

     QuoteIt.com. QuoteIt.com is an Internet site created and managed by QuikBIZ Media that enables businesses, government agencies, non-profit organizations, schools, universities, religious organizations and consumers to shop for media duplication services on-line. Visitors to the site can name their own price for any quantity of audio, video, CD-Rom and digital video disc (DVD) services. QuoteIt.com then seeks a vendor willing to do the work at the quoted price. QuikBIZ Media provides the duplication services through its own facilities and through major duplication/replication companies throughout the United States. Potential vendors are approved through an application process. If a vendor is approved, it becomes part of a pool of vendors that we approach with the consumer's bid price.

     SmithAgency.com. SmithAgency.com is a full service agency specializing in advertising and public relations services. SmithAgency.com has been in business since 1983.

     SmithAgency.com offers a broad range of services to its clients, including television and radio commercial development and production, print advertising development and production, direct marketing, promotions, general image advertising, design services, Internet site design and public relations. The traditional marketing services offered by SmithAgency.com include the development and planning of the advertising, including creative design and production of the advertisements, media research, planning and buying of space and time, and market research. SmithAgency.com has created a separate division, called Pix'l Creative, to provide advertising, marketing and public relations services on a per-project basis. The Pix'l Creative division will operate an e-commerce web site that will be linked to the QuikBIZ Mall.

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

     The marketing and communications industry is very competitive and is expected to remain so. SmithAgency.com's primary competitors are the advertising firms in the southeastern United States, but SmithAgency.com also faces competition from small- to mid-size firms in cities around the country. Competition in the advertising industry is based upon creativity, knowledge of media, ability to service a client, financial controls and "chemistry" with the client. Firms that have focused primarily in public relations are beginning to accept assignments for non-public relations work. The Internet appears to be giving rise to an influx of competitors who are not necessarily trained in the traditional aspects of the advertising industry.

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

Employees

     QuikBIZ has two employees, QuikBIZ Media has 18 employees and SmithAgency.com has 16 employees. None of our employees is represented by a labor union. We consider our relations with our employees to be good.

Item 2. Properties.
        ----------

         Our subsidiaries lease the following properties:

       Subsidiary                     Location                       Area                Monthly Rent          Termination Date
       ----------                     --------                       ----                ------------          ----------------
SmithAgency.com           6801 Powerline Road                 10,000 square feet           $6,500                8/31/2004(1)
                          Ft. Lauderdale, FL 33309

SmithAgency.com           5310 N.W. 33rd Ave.                 2,746 square feet(2)         $3,098                1/31/2001
                          Ste. 212
                          Ft. Lauderdale, FL 33309

QuikBIZ Media             2121 W. Oakland Park Blvd.          6,700 square feet             $7,789                2/01/2006
                          Suite 8
                          Ft. Lauderdale, FL 33311

------------------------------------

(1) SmithAgency.com has an option to renew this lease for an additional three-year term.

(2)  SmithAgency.com has sublet this space to a third party.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations
        -----------------------------------------------------------

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

     Since the reverse merger with Nitros Franchise Corporation in May 1997, our operations have related primarily to recruiting personnel, raising capital, completing the acquisitions of SmithAgency.com (November 1997), QuikBIZ Media (July 1998) and G&L Group (September 1999) and developing our e-commerce Internet sites. Through December 31, 1998, we have derived our revenues from two of our wholly-owned subsidiaries: SmithAgency.com and QuikBIZ Media. Revenues from wholly-owned subsidiaries represented 100% of our revenues for the year ended December 31, 1999.

Results of Operations

     Our revenues have grown from $2,142,414 in 1998 to $4,488,363 in 1999 on an actual basis, but have declined from $7,458,000 in 1998 to $6,366,000 in 1999 on a pro forma basis giving effect to our acquisitions.

     The consolidated December 31, 1999 financial statements included a net loss of $783,365, of which $460,491, or approximately 59%, was non-cash and mainly attributable to acquisition costs, including amortization of goodwill and employee compensation, and provision for uncollectible accounts. The consolidated December 31, 1999 financial statements included a net loss of $789,427, of which $381,661, or approximately 48%, was non-cash and mainly attributable to acquisition costs, including amortization of goodwill and employee compensation, and provision for uncollectible accounts.

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

     Our expenses include direct costs, sales and marketing, general and administrative, depreciation and amortization of tangible assets, and amortization of goodwill. Direct costs includes salaries, benefits and incentive compensation of billable employees and other direct costs associated with revenue generation. Selling, general and administrative expenses include the salaries and benefits costs of management and other non-billable employees, sales and marketing expenses rent, accounting, legal and operational costs. Depreciation and amortization expenses primarily include depreciation of technology equipment, furniture and fixtures and leasehold improvements, and amortization of goodwill. Amortization of goodwill expenses include charges for the excess of purchase price over net tangible book value of acquired companies. Personnel compensation and facilities costs represent a high percentage of our operating expenses and are relatively fixed in advance of each quarter.

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

     We believe our acquisitions have supported our growth and enhanced the quality of services we offer our clients. Our acquisitions have allowed us to rapidly build our base of professionals in the context of a tight labor market for experienced technical and creative professionals. From July 1, 1997, to December 31, 1999, our staff increased from 2 to 36 employees. Our broadening Internet coverage has allowed us to better meet the needs of our national clients and to attract new clients who seek integrated services across diverse geographic areas. We have also been able to expand our service offerings through the acquisition of companies with complementary products and skill sets. Additionally, we expect to achieve cost synergies by consolidating management and back-office operations and sharing technical infrastructure.

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

     Direct Costs. Direct salaries and costs were $1,753,877 in 1998 and grew to $3,650,115 in 1999, an increase of approximately 108%. The increase in direct costs in 1999 compared to 1998 was primarily due to acquisitions. In the future, we expect direct costs to increase in absolute dollar terms but to decrease as a percentage of revenues due to improved economies of scale, the utilization of billable professionals and our increase in revenues pertaining to our e-commerce Internet sites.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses were $1,023,831 in 1998 and grew to $1,483,283 in 1999, an increase of approximately 45%. Selling, general and administrative expenses represented approximately 33% of revenues in 1999 and 48% of revenues in 1998. The increase in selling, general and administrative expenses in absolute dollar terms and the decrease in such expenses as a percentage of revenues in 1999 compared to 1998 was the result of our acquisitions. In the future, we expect selling, general and administrative expenses to increase in absolute dollars but to decrease as a percentage of revenues due to improved economies of scale and higher overall revenues.

     Amortization of Goodwill. Amortization of goodwill was $67,372 in 1998 and grew to $81,061 in 1999. Amortization of goodwill represented 2% of revenues in 1999 and 3% of revenues in 1998. The increase in amortization of goodwill was due to the goodwill resulting from the acquisition of G&L Group in 1999. We expect amortization of goodwill to increase in absolute dollar terms as we acquire additional companies.

     Depreciation and Amortization. Depreciation and amortization expenses, net of amortization of goodwill, were $54,218 in 1998 and decreased to $43,706 in 1999, a decrease of approximately 19%. Depreciation and amortization expenses, net of amortization of goodwill, represented approximately 1% of revenues in 1999 and 3% of revenues in 1998. The decrease from year to year was the result of organization costs becoming fully amortized in 1999.

Liquidity and Capital Resources

     Since inception, we have funded our operations and investments in property and equipment through cash from operations, equity financings, borrowings from commercial banks and capital leases.

     Our cash and cash equivalents were $18,059 at December 31, 1998 and $35,957 at December 31, 1999. Cash used in operating activities of $191,403 in 1998 and $256,658 in 1999 was augmented by net proceeds from financing activities of $132,837 in 1998 and $291,901 in 1999 and net cash provided by investing activities of $74,315 in 1998, but reduced by cash used in investing activities of $17,345 in 1999.

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

Item 7. Financial Statements.
        --------------------

         Report of Gerson, Preston & Company, P.A........................   10

         Consolidated Balance Sheets, December 31, 1998 and 1999.........   11

         Consolidated Statements of Operations, Years Ended
                December 31, 1998 and 1999...............................   12

         Consolidated Statements of Shareholders' Equity, Years
                Ended December 31, 1998 and 1999.........................   13

         Consolidated Statements of Cash Flows, Years Ended
                December 31, 1998 and 1999 ..............................   14

         Notes to Consolidated Financial Statements......................   16

Board of Directors

QuikBIZ Internet Group, Inc. and Subsidiaries

                          INDEPENDENT AUDITORS' REPORT

     We have audited the accompanying consolidated balance sheets of QuikBIZ Internet Group, Inc. and Subsidiaries at December 31, 1998 and 1999 and the related consolidated statements of operations, shareholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

                                      /s/ GERSON, PRESTON & COMPANY, P.A.
                                      Certified Public Accountants

                                                                March 30, 2000

                  QuikBIZ Internet Group, Inc. and Subsidiaries

                           Consolidated Balance Sheets

Assets

                                                                                December 31,
                                                           -------------------------------------------------------
                                                                      1998                        1999
                                                           --------------------------- ---------------------------
Current Assets

    Cash                                                   $                   18,059  $                   35,957
    Accounts receivable                                                       136,340                     620,501
    Other                                                                      38,969                      26,786
                                                           --------------------------- ---------------------------
       Total current assets                                                   193,368                     683,244
Property and equipment
    Furniture and equipment                                                    68,647                     176,937
    Leasehold improvements                                                     44,862                      44,862
                                                           --------------------------- ---------------------------
                                                                              113,509                     221,799
    Less accumulated depreciation                                              40,706                      73,880
                                                           --------------------------- ---------------------------
       Depreciated cost                                                        72,803                     147,919
Other assets
    Goodwill, net of accumulated amortization of
       $78,435 and $159,496, respectively                                     595,300                     924,894
    Note receivable from shareholder                                                -                     151,586
                                                           --------------------------- ---------------------------

       Total assets                                        $                  861,471   $               1,907,643
                                                          =========================== ===========================


Liabilities and Shareholders' Equity
                                                                                December 31,
                                                           -------------------------------------------------------
                                                                      1998                        1999
                                                           --------------------------- ---------------------------
Current liabilities

    Accounts payable and accrued expenses                  $                  483,291  $                1,461,580
    Current maturities of long-term debt                                       59,397                     337,909
                                                           --------------------------- ---------------------------
       Total current liabilities                                              542,688                   1,799,489
Long-Term Debt                                                                242,685                       7,769
                                                           --------------------------- ---------------------------
       Total liabilities                                                      785,373                   1,807,258

Shareholders' equity

    Preferred stock; $.001 par value, 3,000 shares
       authorized; 261 shares issued and outstanding                           10,208                      10,208
    Common stock; $.002 par value; 25,000,000 shares
       authorized; 13,090,571 and 14,061,426 shares
       issued and outstanding, respectively                                    26,179                      28,121
    Additional paid-in capital                                              2,692,419                   3,358,227
    Accumulated deficit                                                    (2,392,723)                 (3,182,150)
    Unearned compensation on restricted stock                                (259,985)                   (114,021)
                                                           --------------------------- ---------------------------
       Total shareholders' equity                                              76,098                     100,385
                                                           --------------------------- ---------------------------

       Total liabilities and shareholders' equity          $                  861,471                   1,907,643
                                                          ===========================  ==========================

                  QuikBIZ Internet Group, Inc. and Subsidiaries
                      Consolidated Statements of Operations

                                                                          Years Ended December 31,
                                                           -------------------------------------------------------
                                                                      1998                        1999
                                                           --------------------------- ---------------------------
Revenue                                                    $                2,142,414  $                4,488,363

Costs and expenses
    Direct costs                                                            1,753,877                   3,650,115
    Selling, general and administrative                                     1,023,831                   1,483,283
    Depreciation and amortization                                             121,590                     124,767
                                                           --------------------------- ---------------------------
       Total costs and expenses                                             2,899,298                   5,258,165
                                                           --------------------------- ---------------------------

Loss from operations                                                         (756,884)                   (769,802)

Interest expense                                                               26,480                      19,625
                                                           --------------------------- ---------------------------

Net loss                                                   $                 (783,364) $                 (789,427)
                                                           --------------------------- ---------------------------

Weighted average number of common
    shares outstanding                                                     13,067,857                  13,590,236
Basic (loss) per common share                              $                   (0.060) $                   (0.058)

                  QuikBIZ Internet Group, Inc. and Subsidiaries
                 Consolidated Statements of Shareholders' Equity

                                                                                                 Unearned
                                                                         Additional            Compensation
                                Preferred Stock      Common Stock         Paid-in   Accumulated on Common   Subscription
                                Shares   Amount     Shares     Amount     Capital      Deficit     Stock    Receivable     Total
                                 -----  --------  ----------  --------- ----------- ------------ --------- ----------- ------------
Balance, December 31, 1997         261 $  10,208  12,784,372 $   25,569  $ 2,547,276 $ (1,609,359)$       -  $ (151,167) $ 822,527

Acquisition                          -         -           -          -       42,000            -         -          -     42,000

Issuance of common stock for
  compensation                       -         -   2,394,868      4,787      544,578            -  (549,365)          -          -

Trade name returned in
  exchange for common stock
  and donated stock                  -         -  (2,300,000)    (4,600)    (396,445)           -         -           -   (401,045)

Amortization of unearned
  compensation on stock              -         -           -          -            -            -   289,380           -    289,380

Issuance of common stock             -         -     816,000      1,632      104,968            -         -           -    106,600

Subscription receivable
  rescinded in exchange for
  return of common stock             -         -    (604,669)    (1,209)    (149,958)           -         -     151,167          -

Net loss                             -         -           -          -            -     (783,364)        -           -   (783,364)
                                 -----  --------  ----------  --------- ----------- ------------ --------- ----------- ------------
Balance, December 31, 1998         261    10,208  13,090,571     26,179    2,692,419   (2,392,723) (259,985)          -     76,098

Acquisition                          -         -     366,000        732      365,268            -         -           -    366,000

Issuance of common stock             -         -     604,855      1,210      300,540            -         -           -    301,750

Amortization of unearned com-
  pensation on common stock          -         -           -          -            -            -   145,964           -    145,964

Net loss                             -         -           -          -            -     (789,427)        -           -   (789,427)
                                 -----  --------  ----------  --------- ----------- ------------ --------- ----------- ------------
Balance, December 31, 1999         261 $  10,208  14,061,426 $   28,121  $3,358,227  $  3,182,150)$(114,021)$         - $  100,385

                  QuikBIZ Internet Group, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows


                                                                          Years Ended December 31,
                                                           -------------------------------------------------------
                                                                      1998                        1999
                                                           --------------------------- ---------------------------
Operating activities
    Net loss                                               $                 (783,364) $                 (789,427)

    Adjustments to reconcile net loss to net cash
      used in operating activities:
       Depreciation and amortization                                          121,590                     124,767
       Bad debts                                                               49,521                      72,584
       Amortization of unearned compensation                                  289,380                     145,964
       Non-cash consulting expense                                                  -                      42,500
       Amortization of note receivable                                              -                      (4,154)

    Changes in operating assets and liabilities,
      net of effects of acquisition:
       Decrease (increase) in accounts receivable                              13,719                    (122,212)
       Decrease in other current assets                                         8,526                       1,651
       Increase in accounts payable and
         accrued expenses                                                     109,225                     271,669
                                                           --------------------------- ---------------------------

          Net cash (used in) operating activities                            (191,403)                   (256,658)
                                                           --------------------------- ---------------------------

Investing activities
    Purchases of property and equipment                                        (1,997)                    (17,345)
    Cash received from acquisition                                             76,312                           -
                                                           --------------------------- ---------------------------
          Net cash provided by (used in) investing
            activities                                                         74,315                     (17,345
                                                           --------------------------- ---------------------------

Financing activities

Proceeds from notes payable, including $15,900
  and $10,100 from a shareholder in 1998 and 1999,
  respectively                                                                 68,446                     110,488
    Payment on notes payable, including $50,000 to a
       shareholder in 1999                                                     (2,209)                    (77,837)
    Issuance of common stock                                                   66,600                     259,250
                                                           --------------------------- ---------------------------

          Net cash provided by financing activities                           132,837                     291,901
                                                           --------------------------- ---------------------------

Net increase in cash                                                           15,749                      17,898

Cash, beginning of year                                                         2,310                      18,059
                                                           --------------------------- ---------------------------

Cash, end of year                                          $                   18,059  $                   35,957
                                                           ==========================  ==========================

                  QuikBIZ Internet Group, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows

continued

                                                                          Years Ended December 31,
                                                           -------------------------------------------------------
                                                                      1998                        1999
                                                           --------------------------- ---------------------------
Supplemental disclosures of cash flow information:
    Cash paid for interest                                 $                   23,480  $                   19,625

Supplemental schedule of noncash investing and financing activities:

    Common stock issued in connection with
       compensation, net of amortization                   $                  259,985  $                     -
    Issuance of common stock and options related to
       acquisitions                                        $                   42,000  $                  366,000
    Subscription receivable rescinded in exchange for
       return of common stock                              $                  151,167  $                     -
    Tradename returned in exchange for common stock        $                  401,045  $                     -
    Note payable paid with the issuance of common
       stock                                               $                   40,000  $                     -
    Common stock issued for consulting services            $                     -     $                   42,500

                  QuikBIZ Internet Group, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements

1. Nature of Operations

     The Company has two reportable segments, both of which sell their products and services primarily in the Southeastern United States.

     One segment provides its clients with Internet site design, television and radio commercial development and production, print advertising development and production, public relations and promotions.

     The other segment offers audio, video, multimedia and Internet design services and products. It also produces and assists companies in creative content for corporate communications including sales, training, public relations and promotion.

     During 1998, the Company changed its name from Algorhythm Technologies Corporation.

     During 1999, the Company commenced development of the QuikBIZ Mall, a virtual mall on the Internet that offers the Company's and others' corporate communications products, services and supplies on-line. Start-up costs with regard to this were expensed as incurred.

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

4.   Note Receivable

     Note receivable from a shareholder relates to an acquisition which occurred during 1999. The note is non-interest bearing until August 31, 2002.

     At August 31, 2002, the note begins accruing interest at prime and principal and interest payments are due monthly for the next five years.

     Discounted cash flows were used to estimate the fair value at December 31, 1999 at a rate of 8.5%. The note is due in principal payments as follows:

        2002                                $             8,200
        2003                                             26,000
        2004                                             28,525
        Thereafter                                       88,861
                                            -------------------
                                            $           151,586
                                            ===================

5.       Long-Term Debt

                                                                               December 31,
                                                                          1998               1999
                                                                    ------------------ ------------------
$200,000 line of credit; interest variable (8.75% at December 31,
    1999); collateralized by accounts receivable and property and equipment; guaranteed by a director/shareholder; matures in
    April 2000                                                      $          98,345  $         198,733

Unsecured note payable to a former shareholder; interest variable
    (9.25% at December 31, 1999); matures in October 2000                     110,000            110,000

Unsecured demand notes payable to shareholders; interest
    variable (8.75% at December 31, 1999)                                      65,900             26,000

Note payable; interest at 13.3%; collateralized by equipment;
    matures in December, 2002                                                       -             10,945

Note payable; interest at 9%; collateralized by accounts
    receivable, inventory and property and equipment                           27,837                  -

       Long-term debt                                                         302,082            345,678

       Less current maturities                                                 59,397             33,909

       Long-term debt net of current maturities                     $        242,685               7,769
                                                                    ================  ==================

The aggregate maturities of long-term debt for the years ended December 31 are as follows:

        Year                                      Amount
        ----                                -------------------
        2000                                $           337,909
        2001                                              3,626
        2002                                              4,143
                                            -------------------
                                            $           345,687
                                            ===================



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

     Common stock activity for 1999 was as follows:

                                                                                Additional           Total
                                                                                  Paid-in
                                                 Shares           Amount          Capital
                                            ----------------- ---------------   --------------   ----------------
Issuance of common stock for cash                    429,855  $          860    $      239,140   $       240,000

Issuance of common stock for                          50,000             100            42,400            42,500
    consulting services

Options exercised                                    100,000             200            14,800            15,000

Warrant exercised                                     25,000              50             4,200             4,250
                                            ----------------- ---------------   --------------   ----------------

    Total                                            604,855  $        1,210    $      300,540   $       301,750


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

9.   Leases

     The Company has entered into several long-term leases for offices (including one with the owners of a shareholder), retail locations and equipment. At December 31, 1999, future minimum rental payments required under noncancellable lease obligations during the years ended December 31 are approximately as follows:

                Year                                      Amount
                ----                               ---------------

                2000                               $      215,000
                2001                                      191,000
                2002                                      174,000
                2003                                      174,000
                2004                                      151,000
                Thereafter                                111,000
                                                   --------------
                                                   $    1,016,000
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

     Accordingly, components of the Company's net deferred income taxes are as follows:

                                                         at December 31,
                                                     1998               1999
                                                --------------   ------------
Deferred tax assets:
    Net operating loss carryforwards            $    933,000     $  1,242,000
    Valuation allowance for deferred
       tax asset                                    (933,000)      (1,242,000)
                                                --------------   -------------
       Total                                    $          -     $          -
                                                --------------   -------------


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

     Summarized financial information concerning the Company's reportable segments is shown in the following table:

              Year Ended                  Advertising         Multimedia
          December 31, 1998                 Segment            Segment           Corporate            Total
---------------------------------      ------------------  ----------------- ----------------  --------------------
Revenues                               $    1,541,454     $      600,960     $            -    $     2,142,414
Segment loss                           $     (116,982)    $     (126,064)    $     (540,318)   $      (783,364)
Depreciation and amortization          $       18,876     $       17,010     $       85,704    $       121,590
Total assets                           $      100,048     $      261,880     $      499,543    $       861,471

              Year Ended                  Advertising         Multimedia
          December 31, 1998                 Segment            Segment           Corporate            Total
---------------------------------      ------------------  ----------------- ----------------  --------------------
Revenues                               $    3,122,735     $    1,365,628     $            -    $    4,488,363
Segment income (loss)                  $      (68,554)    $       39,764     $     (760,637)   $     (789,427)
Depreciation and amortization          $       10,941     $       16,900     $       96,926    $      124,767
Total assets                           $      604,316     $      404,185     $      899,142    $    1,907,643


13.  Subsequent Events

     In February 2000, the Company issued 212,130 shares of common stock to a director and former officer; 12,130 shares for services rendered and 200,000 shares pursuant to an employment agreement.

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.
         ------------------------------------------------------------------

     As of March 14, 2000, the Company's directors and executive officers and their ages and positions are as follows:

     Name            Age                 Position
     ----            ---                 --------

David Bawarsky       44                  President, Chief Executive Officer,
                                           Chief Financial Officer and Treasurer

Kirk J. Girrbach     41                  Director

Dr. Bohdan Moroz     61                  Director

James Lobel          55                  President of SmithAgency.com


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

Section 16(a) Beneficial Ownership Reporting Compliance.

     Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's officers, directors and persons who beneficially own more than ten percent of a registered class of the Company's equity securities ("ten-percent stockholders") to file reports of ownership and changes in ownership with the Securities and Exchange Commission and The Nasdaq Stock Market, Inc. Officers, directors and ten-percent stockholders also are required to furnish the Company with copies of all Section 16(a) forms they file. Based on its review of the copies of such forms furnished to it, and written representations that no other reports were required, the Company believes that during the Company's fiscal year ended December 31, 1999, all of its officers, directors and ten-percent stockholders complied with the Section 16(a) reporting requirements, except that Kirk J. Girrbach failed to file reports on Form 4 with respect to six transactions beginning in June 1996 and Dr. Bohdan Moroz failed to file reports on Forms 4 and 5 with respect to six transactions beginning in June 1998. Mr. Girrbach filed a report on Form 5 with respect to his previously unreported transactions on March 8, 2000 and Dr. Moroz will file a report on Form 5 with respect to the transactions that he failed to report.

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


                           1999 Year-End Option Values

                                                                              Value of securities underlying unexercised
                                  Number of securities underlying                      in-the-money options at
          Name                unexercised options at December 31, 1999                   December 31, 1999(1)
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

Director Compensation

     Our non-employee directors did not receive any compensation for their services as directors in 1999.

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

     On August 31, 1999, we completed the acquisition of substantially all of the assets of G&L Group, of which James Lobel was the president and a principal stockholder. In consideration for G&L Group's assets, we assumed approximately $750,000 of G&L Group's liabilities and we issued 366,000 shares of common stock to G&L Group on September 1, 1999, valued for purposes of the transaction at $1.25 per share. We are obligated to issue another 122,000 shares by September 1, 2000, to be adjusted up or down under certain circumstances. If the market price of our common stock is below $1.10 per share at the time the additional shares are to be issued, the number of shares will be increased so that the aggregate value of the shares issued in the transaction will not be less than $536,000. If we do not achieve a minimum of $700,000 in gross profits from clients of G&L Group by the time such additional shares are to be issued, $.80 of every dollar below $700,000 will be deducted from the 122,000 shares, assuming a value of $1.25 per share, up to a maximum of 122,000 shares. In connection with the acquisition, Mr. Lobel entered into a three year employment agreement with us and agreed to become the president of SmithAgency.com. In addition, we subleased the office space occupied by G&L Group from G&L Group's owners, including Mr. Lobel. We are presently using this office space for our principal executive offices.

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

                                   SIGNATURES

     In compliance with Section 13 or 15(d) of the Exchange Act, the registrant caused this Amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          QUIKBIZ INTERNET GROUP, INC.


Dated: April 21, 2000                      by:  /s/ David B.Bawarsky
                                              ----------------------------------
                                                 David B. Bawarsky,
                                                   Chief Executive Officer