Form 10QSB
period 2000-03-31
QUIKBIZ INTERNET GROUP INC
filed 2000-05-15
CIK 925376

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended            March 31, 2000
                                                 -------------------

(  )     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

         For the transition period from                to
                                        -------------      ------------

                         Commission file number 1-13478
                                                -------

                          QUIKBIZ INTERNET GROUP, INC.
                          ----------------------------
        (Exact name of small business issuer as specified in its charter)

           Nevada                                      88-0320364
 -----------------------------------         --------------------------------
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

 ------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes      X                 No
   ---------------              --------------

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. As of May 8, 2000, the issuer had outstanding 14,278,236 shares of Common Stock, par value $.002 per share.

                  QUIKBIZ INTERNET GROUP, INC. AND SUBSIDIARIES

                                                                            Page
                                                                            ----
Part I.  Financial Information

         Item 1.  Condensed Consolidated Financial Statements

                  Condensed Consolidated Balance Sheets -
                  December 31, 1999 and March 31, 2000.................     3

                  Condensed Consolidated Statements of Operations -
                   Three Months Ended March 31, 1999 and 2000..........     4

                  Condensed Consolidated Statements of Cash Flows -
                   Three Months Ended March 31, 1999 and 2000..........     5

                  Notes to Condensed Consolidated Financial Statements.     6

         Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations.................      7


Part II. Other Information

         Item 1.  Legal Proceedings...................................      9

         Item 2.  Changes in Securities..............................       9

         Item 6.  Exhibits and Reports on Form 8-K...................       9

         Signatures..................................................      10

Item 1.  Condensed Consolidated Financial Statements

                  QuikBIZ Internet Group, Inc. and Subsidiaries
                      Condensed Consolidated Balance Sheets

Assets

                                                               December 31, 1999 (1)             March 31, 2000
                                                           --------------------------- ---------------------------
                                                                                                       (Unaudited)
Current Assets
    Cash                                                   $                   35,957  $                   21,298
    Accounts receivable                                                       620,501                     720,542
    Other                                                                      26,786                      23,121
                                                           --------------------------- ---------------------------
       Total current assets                                                   683,244                     764,961
Property and equipment
    Furniture and equipment                                                   176,937                     176,937
    Leasehold improvements                                                     44,862                      44,862
                                                           --------------------------- ---------------------------
                                                                              221,799                     221,799
    Less accumulated depreciation                                             (73,880)                    (88,695)
                                                           --------------------------- ---------------------------
       Depreciated cost                                                       147,919                     133,104
Other Assets
    Goodwill, net of accumulated amortization of
       $159,496 and $186,604, respectively                                    924,894                     897,786
    Note receivable from shareholder                                          151,586                     154,807
                                                           --------------------------- ---------------------------

       Total assets                                        $                1,907,643  $               1,950,658
                                                           --------------------------- ---------------------------


Liabilities and Shareholders' Equity                           December 31, 1999             March 31, 2000
                                                           --------------------------- ---------------------------
Current liabilities

    Accounts payable and accrued expenses                  $                1,461,580  $                1,483,667
    Current maturities of long-term debt                                      337,909                     342,502
                                                           --------------------------- ---------------------------
       Total current liabilities                                            1,799,489                   1,826,169
Long-term debt                                                                  7,769                       7,769
                                                           --------------------------- ---------------------------
       Total liabilities                                                    1,807,258                   1,833,938

Shareholders' equity

    Preferred stock; $.001 par value, 3,000 shares
       authorized; 261 shares issued and
       outstanding                                                             10,208                      10,208
    Common stock; $.002 par value; 25,000,000
       shares authorized; 14,061,426 and
       14,278,236 shares issued and outstanding,
       respectively                                                            28,121                      28,555
    Additional paid-in capital                                              3,358,227                   3,409,878
    Accumulated deficit                                                    (3,182,150)                 (3,249,816)
    Unearned compensation on restricted stock                                (114,021)                    (82,105)
                                                           --------------------------- ---------------------------

       Total shareholders' equity                                             100,385                     116,720
                                                           --------------------------- ---------------------------

       Total liabilities and shareholders' equity          $                1,907,643                   1,950,658
                                                           -------------------------------------------------------

                                              See accompanying notes

--------

(1) The balance sheet at December 31, 1999 has been derived from the audited consolidated financial statements at that date.

                  QuikBIZ Internet Group, Inc. and Subsidiaries
                 Condensed Consolidated Statements of Operations

                                   (Unaudited)

                                                                 Three Months Ended
                                                                      March 31,
                                                       ----------------------------------------
                                                              1999                2000
                                                       ----------------------------------------
Revenue
     Advertising                                        $          367,089 $          1,346,218

     Multimedia services and products                              317,537              380,306
                                                       ----------------------------------------

    Total revenue                                                 684,626             1,726,524
                                                       ----------------------------------------

Operating expenses
    Direct costs                                                  408,331             1,435,721
    Selling, general and administrative
       expenses                                                   378,874               311,953

    Depreciation and amortization                                  27,510                41,923
                                                       ----------------------------------------

    Total operating expenses                                      814,715             1,789,597
                                                       ----------------------------------------

(Loss) from operations                                           (130,089)              (63,073)

Interest expense                                                    5,211                 4,593
                                                       ----------------------------------------

Net loss                                               $         (135,300) $            (67,666)
                                                       ----------------------------------------


Weighted average number of common shares
outstanding                                                    13,279,580           14,189,103
Basic (loss) per common share                          $           (0.010)    $         (0.005)


                                              See accompanying notes

                  QuikBIZ Internet Group, Inc. and Subsidiaries
                 Condensed Consolidated Statements of Cash Flows

                                   (Unaudited)




                                                                        Three Months Ended March 31,
                                                           -------------------------------------------------------
                                                                      1999                        2000
                                                           --------------------------- ---------------------------
Operating activities
    Net (loss)                                             $                 (135,300) $                  (67,666)

    Adjustments to reconcile net (loss) to net cash
      used in operating activities:
       Depreciation and amortization                                           27,510                      41,923
       Amortization of unearned compensation                                   38,897                      31,916
       Amortization of note receivable                                              -                      (3,221)

    Changes in operating assets and liabilities,
      net of effects of acquisition:
       (Increase) in accounts receivable                                     (147,071)                   (100,041)
       (Increase) decrease in other current assets                             (1,474)                      3,665
       Increase in accounts payable and
         accrued expenses                                                      17,004                      78,765
                                                           --------------------------- ---------------------------

          Net cash (used in) operating activities                            (200,434)                    (14,659)
                                                           --------------------------- ---------------------------
Investing activities
    Purchases of property and equipment                                        (8,125)                          -
                                                           --------------------------- ---------------------------

          Net cash (used in) investing activities                              (8,125)                          -
                                                           --------------------------- ---------------------------

Financing activities
Proceeds from notes payable                                                    75,128                           -
    Issuance of common stock                                                  137,000                           -
                                                           --------------------------- ---------------------------

          Net cash provided by financing activities                           212,128                           -
                                                           --------------------------- ---------------------------

Net increase (decrease) in cash                                                 3,569                     (14,659)

Cash, beginning of period                                                      18,059                      35,957
                                                           --------------------------- ---------------------------

Cash, end of period                                        $                   21,628                      21,298
                                                           =========================== ==========================
Supplemental disclosures of cash flow information:
    Cash paid for interest                                 $                    5,211                           -
Supplemental schedule of noncash investing and
    financing activities:
    Accounts payable paid by issuance of common stock                               -  $                  (52,085)


                                              See accompanying notes

23515.4

                  QuikBIZ Internet Group, Inc. and Subsidiaries
              Notes to Condensed Consolidated Financial Statements

Note A - Business

QuikBIZ Internet Group, Inc. and subsidiaries (the "Company") have two reportable segments, both of which sell their products and services in the Southeastern United States. One segment provides its clients with internet site design, television and radio commercial development and production, print advertising development and production, public relations and promotions. The other segment offers audio, video, multimedia and Internet design services and products. It also produces and assists companies in creative content for corporate communications including sales, training, public relations and promotion.

Note B - Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB/A.

Note C - Going Concern - Uncertainty

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

Item 2. Management's Discussion and Analysis Of Financial Condition and Results of Operations


Results of Operations

     Three Months ended March 31, 2000 Compared to Three Months ended March 31, 1999.

     Revenues.

     Revenues were $684,626 for the three months ended March 31, 1999 and grew to $1,726,524 for the three months ended March 31, 2000, an increase of approximately 152%. The increase in revenues reflected our acquisitions in 1999, growing demand for Internet professional services and the introduction of new strategy, creative and technology services to the marketplace.

     Direct Costs.

     Direct costs were $408,331 for the three months ended March 31, 1999 and grew to $1,435,721 for the three months ended March 31, 2000, an increase of 252%. As a percentage of revenues, direct costs increased from approximately 60% for the three months ended March 31, 1999 to approximately 83% for the three months ended March 31, 2000. The increase in absolute dollars and percentage terms was primarily attributable to higher costs relating to acquired businesses.

     Selling General and Administrative Expenses.

     Selling, general and administrative expenses were $378,874 for the three months ended March 31, 1999 and decreased to $311,953 for the three months ended March 31, 2000, a decrease of approximately 18%. As a percentage of revenues, general and administrative expenses decreased from approximately 55% for the three months ended March 31, 1999 to approximately 18% for the three months ended March 31, 2000. The decrease in percentage terms was primarily attributable to improved economies of scale. The decrease in selling, general and administrative expenses in absolute dollar terms was the result of the termination of two employees.

     Amortization of Goodwill.

     Amortization of goodwill was $16,843 for the three months ended March 31, 1999 and $27,108 for the three months ended March 31, 2000. As a percentage of revenues, amortization of goodwill represented 2% of revenues in the first three months of 1999 and 2% of revenues in the first three months of 2000.

     Depreciation and Amortization.

     Depreciation and amortization expenses, net of amortization of goodwill, were $10,667 for the three months ended March 31, 1999 and increased to $14,185 for the three months ended March 31, 2000, an increase of approximately 39%. Depreciation and amortization, net of amortization of goodwill, represented approximately 2% of revenues in the three months ended March 31, 1999 and approximately 1% of revenues in the three months ended March 31,2000. The increase in absolute dollar terms from year to year resulted from our acquisition of G&L Group.

Liquidity and Capital Resources

     Since inception, we have funded our operations and investments in property and equipment through cash from operations, equity financings, borrowings from commercial banks and capital leases.

     Our cash and cash equivalents were $21,628 at March 31, 1999 and $21,298 at March 31, 2000. Cash used in operating activities of $200,434 in the three months ended March 31, 1999 was augmented by net cash used in investing activities of $8,125 but offset by net proceeds of financing activities of $212,128 in the three months ended March 31, 1999. Cash used in operating activities was $14,659 in the three months ended March 31, 2000.

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

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

     Our subsidiary QuikBIZ Media Centers, Inc. ("QuikBIZ Media") is a defendant in a lawsuit filed in June 1999 in the Circuit Court of the 17th Judicial Circuit, in Broward County, Florida. The plaintiff, Lynda V. McGlawn, is seeking to collect a debt resulting from the assignment to her by Telephonetics International, Inc. of a debenture of QuikBIZ Media the amount of $110,000. QuikBIZ Media previously filed a separate action in the Circuit Court against Telephonetics International, Inc. alleging, among other things, that QuikBIZ Media was fraudulently induced to execute the debenture. QuikBIZ Media is currently seeking to have the two lawsuits consolidated.

     On March 24, 2000, we commenced an action in the Circuit Court of the 17th Judicial Circuit, in Broward County, Florida against Andrew D. Smith, a principal shareholder and former officer of QuikBIZ Internet Group, Inc. and former officer and employee of our subsidiary SmithAgency.com, Inc. ("SmithAgency"), Charles Robb, a former employee of SmithAgency.com, and Random House, Inc. Our complaint alleges that Messrs. Smith and Robb breached their employment and non-competition agreements with SmithAgency and violated their fiduciary duties to SmithAgency by wrongfully taking confidential information relating to an advertising campaign developed for one of our clients and put that information into a manuscript for publication as a book by Random House, Inc. Our complaint further alleges that Messrs. Smith and Robb created a competing advertising agency after their employment with SmithAgency was terminated, in violation of their noncompetition agreements. We are seeking damages from Messrs. Smith and Robb and an injunction against further violation of their agreements. Our action against Random House, Inc. was settled amicably in May 2000.

Item 2.  Changes in Securities

(c)  Recent Sales of Unregistered Securities

     During the three months ended March 31, 2000, we made the sale of unregistered securities described below. We relied on Section 4(2) of the Securities Act of 1933 as the basis for an exemption from registration for the transaction below, because the transaction did not involve any public offering.

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

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits

     27       Financial Data Schedule (March 31, 2000)

(b)  Reports on Form 8-K

     On March 22, 1999, we filed a report on Form 8-K to report that we had dismissed our former accountants and hired new accountants (Item 4). We filed an amendment to such report on Form 8-K/A on January 25, 2000.

                                   SIGNATURES

     In accordance with requirements of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:   May 15, 2000


                                       QUIKBIZ INTERNET GROUP, INC.




                                      By:      /s/ David B. Bawarsky
                                          -----------------------------
                                          David B. Bawarsky, Chief Executive
                                          Officer