Form 10QSB
period 2000-06-30
QUIKBIZ INTERNET GROUP INC
filed 2000-08-17
CIK 925376

U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended          June 30, 2000
                                                 -------------

(  )     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

         For the transition period from  __________   to  ___________

                         Commission file number 1-13478
                                                -------

                          QUIKBIZ INTERNET GROUP, INC.
        ---------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

                 Nevada                               88-0320364
        ------------------------------            ------------------
       (State or other jurisdiction of            (IRS Employer
       incorporation or organization)             Identification No.)

               6801 Powerline Road, Ft. Lauderdale, Florida 33309
               --------------------------------------------------
                    (Address of principal executive offices)

                                 (954) 970-3553
                  ---------------------------------------------
                 (Issuer's telephone number including area code)

               ---------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days. Yes  X   No _____

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. As of August 2, 2000, the issuer had outstanding 15,598,298 shares of Common Stock, par value $.002 per share.

                  QUIKBIZ INTERNET GROUP, INC. AND SUBSIDIARIES

                                                                        Page
                                                                        -----
Part I.  Financial Information

    Item 1.  Condensed Consolidated Financial Statements

             Condensed Consolidated Balance Sheets -
             December 31, 1999 and June 30, 2000..........................3

             Condensed Consolidated Statements of
             Operations - Three and Six Months Ended
             June 30, 1999 and 2000.......................................4

             Condensed Consolidated Statements of
             Cash Flows - Six Months Ended June 30, 1999 and 2000.........5

             Notes to Condensed Consolidated Financial
             Statements...................................................6

    Item 2.  Management's Discussion and Analysis of Financial
             Condition and Results of Operations..........................7


Part II. Other Information

    Item 1.  Legal Proceedings............................................9

    Item 2.  Changes in Securities........................................9

    Item 6.  Exhibits and Reports on Form 8-K............................10

    Signatures...........................................................11

Item 1.  Condensed Consolidated Financial Statements

                  QuikBIZ Internet Group, Inc. and Subsidiaries
                      Condensed Consolidated Balance Sheets

                                                              June           December
                                                            30, 2000         31, 1999
                                                          --------------  -------------
Assets                                                      (Unaudited)       (Note)
Current Assets
    Cash                                                  $        7,486  $      35,957
    Accounts receivable                                          785,736        620,501
    Other                                                         30,137         26,786
                                                          --------------  -------------

       Total current assets                                      823,359        683,244

Property and equipment
    Furniture and equipment                                      298,684        176,937
    Leasehold improvements                                        44,862         44,862
                                                          --------------  -------------
                                                                 343,546        221,799
Less accumulated depreciation                                   (107,237)       (73,880)
                                                          --------------  -------------

       Depreciated cost                                          236,309        147,919
Note receivable from stockholder                                 158,028        151,586
Intangible assets                                                973,611        924,894
                                                          --------------  -------------

       Total assets                                       $    2,191,307  $   1,907,643
                                                          ==============  =============
Liabilities and Stockholders' Equity

Current liabilities
    Accounts payable and accrued expenses                 $    1,633,975  $   1,461,580
    Current maturities of long-term debt                         456,233        337,909
                                                          --------------  -------------

       Total current liabilities                               2,090,208      1,799,489

Long-term debt                                                    41,603          7,769
                                                          --------------  -------------

       Total liabilities                                       2,131,811      1,807,258
                                                          ==============  =============
Stockholders' equity
    Preferred stock; $.001 par value, 3,000 shares
       authorized; 261 shares issued and outstanding              10,208         10,208
    Common stock; $.002 par value; 25,000,000 shares
       authorized; 15,518,298 and 14,061,426 shares
       issued and outstanding, respectively                       31,035         28,121
    Additional paid-in capital                                 3,764,228      3,358,227
    Accumulated deficit                                       (3,527,264)    (3,182,150)
    Unearned compensation on restricted stock                   (218,711)      (114,021)
                                                          ---------------  ------------

       Total stockholders' equity                                 59,496        100,385
                                                          ---------------  ------------

       Total liabilities and stockholders' equity         $    2,191,307   $  1,907,643
                                                          ==============   ============

Note: The balance sheet at December 31, 1999 has been derived from the audited consolidated financial statements at that date.

                                  QuikBIZ Internet Group, Inc. and Subsidiaries
                                 Condensed Consolidated Statements of Operations
                                                   (Unaudited)

                                                     Three Months Ended               Six Months Ended
                                                          June 30,                        June 30,
                                              ------------------------------- ------------------------------
                                                     1999            2000            1999           2000
                                              --------------- --------------- --------------- --------------
Revenue
     Advertising                              $      727,108  $      956,591  $    1,094,197  $   2,302,809
     Multimedia services and products                378,911         427,000         696,448        807,306
                                              --------------- --------------- --------------- --------------

         Total revenue                             1,106,019       1,383,591       1,790,645      3,110,115

Operating expenses
     Direct costs                                    672,270       1,106,720       1,080,601      2,542,441
     Selling, general and administrative             450,329         501,230         829,203        813,183
     Depreciation and amortization                    27,510          46,518          55,020         88,441
                                              --------------- --------------- --------------- --------------

         Total operating expenses                  1,150,109       1,654,468       1,964,824      3,444,065
                                              --------------- --------------- --------------- --------------

              (Loss) from operations                 (44,090)        270,877        (174,179)      (333,950)

Interest expense                                       3,407           6,571           8,618         11,164
                                              --------------- --------------- --------------- --------------

Net loss                                      $      (47,497) $     (277,448) $     (182,797) $    (345,114)
                                              =============== =============== =============== ==============
Weighted average number of common
     shares outstanding                           13,422,329      14,923,914      13,350,676     14,555,807

Basic (loss) per common share                 $       (0.004) $       (0.019) $       (0.014) $      (0.024)

                  QuikBIZ Internet Group, Inc. and Subsidiaries
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                            Six Months Ended
                                                                June 30,
                                                            1999         2000
                                                       -----------   ----------
Operating activities
    Net (loss)                                         $ (182,797)   $ (345,114)

    Adjustments to reconcile net
       (loss) to net cash used
       in operating activities
       Depreciation and amortization                       55,020        88,441
       Amortization of unearned compensation               77,794        78,628
       Amortization of note receivable                       -           (6,442)
       Non-cash compensation and consulting expense          -           36,550
    Changes in operating assets and
       liabilities, net of effects of acquisition:
       (Increase) in accounts receivable                 (166,920)      (41,294)
       (Increase) decrease in other current assets         (1,097)          397
       (Increase) in accounts payable                      81,999       137,347
          and accrued expenses                           --------      --------

          Net cash (used in) operating activities        (136,001)      (51,487)
                                                         --------      --------

Investing activities
    Purchases of property and equipment                    (7,672)      (14,000)

Financing activities
Proceeds from notes payable                                  -            3,654
Payments of notes payable                                 (11,628)         -
Issuance of common stock                                  173,000        33,362
                                                         --------      --------

          Net cash provided by financing activities       161,372        37,016
                                                         --------      --------

Net increase (decrease) in cash                            17,699       (28,471)

Cash, beginning of period                                  18,059        35,957
                                                         --------      --------

Cash, end of period                                      $ 35,758      $  7,486
                                                         ========      ========
Supplemental disclosures of cash flow information
    Cash paid for interest                               $  8,618      $   -
                                                         ========      ========
Supplemental schedule of noncash
  investing and financing transactions:
    Issuance of common stock related to
      exercise of warrants - cash not yet received       $  4,250      $   -
                                                         ========      ========

    Issuance of common stock and options
      related to acquisitions                            $   -         $118,200
                                                         ========      ========
    Common stock issued in connection
      with compensation, net of
        amortization                                         -          104,690
                                                         ========      ========

    Common stock issued for compensation                     -           36,000
                                                         ========      ========

    Common stock issued for consulting                       -              550
                                                         ========      ========

    Accounts payable paid by issuance of
      common stock                                           -          147,485
                                                         ========      ========

    Debt incurred for the purchase of equipment              -           71,603
                                                         ========      ========

    Unpaid stock issuance costs                              -          110,000
                                                         ========      ========
                                        5

QuikBIZ Internet Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements

Note A - Business

QuikBIZ Internet Group, Inc. and subsidiaries (the "Company") have two reportable segments, both of which sell their products and services throughout the United States. One segment provides its clients with internet site design, television commercial and radio commercial development and production, print advertising development and production, public relations and promotions. The other segment offers audio, video, multimedia and Internet design services and products. It also produces and assists companies in creative content for corporate communications including sales, training, public relations and promotion.

Note B - Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB/A.

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

Item 2. Management's Discussion and Analysis Of Financial Condition and Results of Operations

         Overview

         Through our principal subsidiaries, QuikBIZ Media and SmithAgency.com, we produce content for business communications, with an emphasis on electronic media and the internet. We also provide media services including duplication, packaging and media placement. We are striving to develop a "one-stop" environment for development and delivery of business communications content.

         In May 2000, we completed the acquisition of Mason Strategic Communications, Inc. a full service public relations and strategic consulting firm. The acquisition was accounted for using the purchase method of accounting with the results of the acquisition included in the consolidated financial statements from the acquisition date.

Results of Operations

         Three Months Ended June 30, 2000 Compared to Three Months Ended June 30, 1999.

         Revenues.

         Revenues were $1,106,019 for the three months ended June 30, 1999 and grew to $1,383,591 for the three months ended June 30, 2000, an increase of approximately 25%. The increase in revenues reflected our acquisitions of G&L Group in August 1999, growing demand for Internet professional services and the introduction of new strategy, creative and technology services to the marketplace.

         Direct Costs.

         Direct costs were $672,270 for the three months ended June 30, 1999 and grew to $1,106,720 for the three months ended June 30, 2000, an increase of approximately 65%. As a percentage of revenues, direct costs increased from approximately 61% for the three months ended June 30, 1999 to approximately 80% for the three months ended June 30, 2000. The increase in absolute dollars and percentage terms was primarily attributable to increased infrastructure expenses incurred to enhance our web presence and interactive capability and higher direct costs relating to acquired businesses.

         Selling General and Administrative Expenses.

         Selling, general and administrative expenses were $450,329 for the three months ended June 30, 1999 and increased to $501,230 for the three months ended June 30, 2000, an increase of approximately 11%. As a percentage of revenues, selling, general and administrative expenses decreased from approximately 41% for the three months ended June 30, 1999 to approximately 36% for the three months ended June 30, 2000. The decrease in percentage terms was primarily attributable to improved economies of scale.

         Amortization of Goodwill.

         Amortization of goodwill was $16,843 for the three months ended June 30, 1999 and $27,975 for the three months ended June 30, 2000. As a percentage of revenues, amortization of goodwill represented 2% of revenues for the first three months ended June 30, 1999 and 2% of revenues for the three months ended June 30, 2000.

         Depreciation and Amortization.

         Depreciation and amortization expenses, net of amortization of goodwill, were $10,667 for the three months ended June 30, 1999 and increased to $18,543 for the three months ended June 30, 2000, an increase of approximately 74%. Depreciation and amortization, net of amortization of goodwill, represented approximately 1% of revenues in the three months ended June 30, 1999 and approximately 1% of revenues in the three months ended June 30, 2000. The increase in absolute dollar terms from year to year resulted from our acquisitions of G&L Group and Mason Strategic Communications, Inc.

         Net Loss

         Primarily as a result of the increase in direct costs, we had a net loss of $277,448 for the three months ended June 30, 2000 compared to a net loss of $47,497 for the three months ended June 30, 1999.

         Six Months Ended June 30, 2000 Compared to Six Months Ended June 30, 1999.

         Revenues.

         Revenues were $1,790,645 for the six months ended June 30, 1999 and grew to $3,110,115 for the six months ended June 30, 2000, an increase of approximately 74%. The increase in revenues reflected our acquisition of G&L Group in August 1999, growing demand for Internet professional services and the introduction of new strategy, creative and technology services to the marketplace.

         Direct Costs.

         Direct costs were $1,080,601 for the six months ended June 30, 1999 and grew to $2,542,441 for the six months ended June 30, 2000, an increase of approximately 135%. As a percentage of revenues, direct costs increased from approximately 60% for the six months ended June 30, 1999 to approximately 82% for the six months ended June 30, 2000. The increase in absolute dollars and percentage terms was primarily attributable to increased infrastructure expenses incurred to enhance our web presence and interactive capability and higher direct costs relating to acquired businesses.

         Selling General and Administrative Expenses.

         Selling, general and administrative expenses were $829,203 for the six months ended June 30, 1999 and decreased to $813,183 for the six months ended June 30, 2000, a decrease of less than 1%. As a percentage of revenues, selling, general and administrative expenses decreased from approximately 46% for the six months ended June 30, 1999 to approximately 26% for the six months ended June 30, 2000. The decrease in percentage terms was primarily attributable to improved economies of scale.

         Amortization of Goodwill.

         Amortization of goodwill was $33,686 for the six months ended June 30, 1999 and $55,083 for the six months ended June 30, 2000. As a percentage of revenues, amortization of goodwill represented 2% of revenues in the first six months of 1999 and 2% of revenues in the first six months of 2000.

         Depreciation and Amortization.

         Depreciation and amortization expenses, net of amortization of goodwill, were $21,334 for the six months ended June 30, 1999 and increased to $33,358 for the six months ended June 30, 2000, an increase of approximately 56%. Depreciation and amortization, net of amortization of goodwill, represented approximately 1% of revenues in the six months ended June 30, 1999 and approximately 1% of revenues in the six months ended June 30, 2000. The increase in absolute dollar terms from year to year resulted from our acquisition of G&L Group.

         Net Loss

         Primarily as a result of the increase in direct costs, we had a net loss of $345,114 for the six months ended June 30, 2000 compared to a net loss of $182,797 for the six months ended June 30, 1999.

Liquidity and Capital Resources

         Since inception, we have funded our operations and investments in property and equipment through cash from operations, equity financings, borrowings from commercial banks and capital leases.

         Our cash and cash equivalents were $35,758 at June 30, 1999 and $7,486 at June 30, 2000. Cash used in operating activities of $136,001 in the six months ended June 30, 1999 and $51,487 in the six months ended June 30, 2000 was augmented by net cash used in investing activities of $7,672 in the six months ended June 30, 1999 and $14,000 in the six months ended June 30, 2000, but offset by net proceeds of financing activities of $161,372 in the six months ended June 30, 1999 and $37,016 in the six months ended June 30, 2000.

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

         On June 26, 2000, we sold 44,910 shares of common stock to Swartz Private Equity, LLC pursuant to investment agreement and received gross proceeds of $17,964 from the sale. In connection with the sale of shares, we issued five year warrants to purchase 4,491 shares of common stock at an exercise price of $.55 per share to Swartz.

         We have incurred recurring operating losses and negative cash flows from operating activities and have negative working capital. We believe that our available equity financing arrangement with Swartz will be sufficient to meet our working capital and capital expenditure requirements for at least the next two years if each sale of common stock to Swartz under the investment agreement is successful. However, there can be no assurance that we will receive financing from Swartz, that we will not require additional financing within this time frame or that such additional financing, if needed, will be available on terms acceptable to us, if at all.

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

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

        Please see the our report on Form 10-QSB filed on May 15, 2000, for the period ending March 31, 2000.

Item 2.  Changes in Securities

(c)     Recent Sales of Unregistered Securities

        During the three months ended June 30, 2000, we made the sales of unregistered securities described below. We relied on Section 4(2) of the Securities Act of 1933 as the basis for an exemption from registration for the transaction below, because the transaction did not involve any public offering.

        On May 2, 2000, we issued to Selly Isaacs, an employee of our SmithAgency.com subsidiary, options to purchase 30,000 shares of common stock for $.90 per share, exercisable at any time commencing December 1, 2000 and expiring December 1, 2002.

        On May 2, 2000, we issued 240,000 shares of common stock to David Bawarsky upon his cashless exercise of options to purchase 300,000 shares of common stock at a price of $.15 per share.

        On May 12, 2000, we issued 100,000 shares of common stock to Kirk J. Girrbach upon his exercise of options to purchase 100,000 shares of common stock at a price of $.15 per share.

        On May 16, 2000, we issued 122,000 shares of common stock to James Lobel pursuant to the asset purchase agreement for the purchase in August 1999 of substantially all of the assets of Gallaspy & Lobel, Inc.

        On May 16, 2000, we issued 55,454 shares of common stock to James Lobel pursuant to an employment agreement between our SmithAgency.com subsidiary and Mr. Lobel dated August 31, 1999.

        On May 16, 2000, we issued 20,000 shares of common stock to John Kiminas in consideration for substantially all of the assets of Dream Outloud, Inc.

        On May 16, 2000, we issued 15,000 shares of common stock to Chuck Krblich in consideration for services rendered.

        On May 30, 2000, we issued options to purchase an aggregate of 362,500 shares of common stock at a price of $.75 per share to nine of our employees and directors pursuant to our 2000 Performance Equity Plan.

        On June 9, 2000, we issued 173,000 shares of common stock to Debra A. Mason in consideration for all of the outstanding securities of Mason Strategic Communications, Inc.

        On June 9, 2000, we issued 96,610 shares of common stock to Debra A. Mason and 148,305 shares of common stock to John Pace pursuant to employment agreements between our SmithAgency.com, Inc. subsidiary and such individuals.

        On June 15, 2000, we issued 200,000 shares of our common stock to David Bawarsky upon his exercise of options to purchase 200,000 shares at a price of $.002 per share.

        On June 23, 2000, we issued options to purchase up to 180,000 shares of common stock at an initial exercise price of $.75 per share to our securities counsel, Graubard Mollen & Miller, in consideration for services rendered.

        On June 26, 2000, we sold 44,910 shares of common stock at a price of $.40 per share and issued warrant to purchase 4,491 shares of common stock at a price of $.55 per share, exercisable until June 25, 2005, to Swartz Private Equity LLC in connection with a put effected under the Amended and Restated Investment Agreement between us and Swartz dated as of July 9, 1999.

        On July 18, 2000, we issued 32,000 shares of common stock, valued at $.625 per share, to Kenneth Darrow, P.A, in consideration for $20,000 of services to be rendered pursuant to a retainer agreement dated July 12, 2000.

        On July 24, 2000, we issued 40,000 shares of common stock, valued at $.625 per share, to Sea-Cam, Inc. in consideration for $25,000 of services rendered.

Item 6.  Exhibits and Reports on Form 8-K

(a)     Exhibits

        10.1     Form of 2000 Performance Equity Plan.

        10.2 Forms of option agreements for options issued under 2000 Performance Equity Plan.

        27       Financial Data Schedule (June 30, 2000).

(b)     Reports on Form 8-K

        None.

                                   SIGNATURES

        In accordance with requirements of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  August 14, 2000


                                   QUIKBIZ INTERNET GROUP, INC.



                                   By: /s/ David B. Bawarsky
                                       -----------------------------------
                                       David B. Bawarsky, Chief Executive
                                       Officer and Chief Financial Officer