Form 10QSB
period 2000-09-30
QUIKBIZ INTERNET GROUP INC
filed 2000-11-20
CIK 925376

U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended               September 30, 2000
                                                 ----------------------------

(_) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from _________________ to__________________

                         Commission file number 1-13478
                                     -------

                          QUIKBIZ INTERNET GROUP, INC.
                          ----------------------------
        (Exact name of small business issuer as specified in its charter)

              Nevada                                    88-0320364
  ------------------------------               -------------------------------
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
       Yes      X                 No
          ----------          ----------

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. As of November 16, 2000, the issuer had outstanding 16,356,382 shares of Common Stock, par value $.002 per share.

                  QUIKBIZ INTERNET GROUP, INC. AND SUBSIDIARIES


                                                                           Page
                                                                           ----

Part I.  Financial Information

         Item 1.  Condensed Consolidated Financial Statements

                  Condensed Consolidated Balance Sheets -
                  December 31, 1999 and September 30, 2000....................3

                  Condensed Consolidated Statements of
                  Operations - Three and Nine Months
                  Ended September 30, 1999 and 2000...........................4

                  Condensed Consolidated Statements of Cash
                  Flows - Nine Months Ended September 30, 1999
                  and 2000....................................................5

                  Notes to Condensed Consolidated Financial
                  Statements..................................................6

         Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations.........................8


Part II. Other Information

         Item 1.  Legal Proceedings..........................................12

         Item 2.  Changes in Securities......................................12

         Item 6.  Exhibits and Reports on Form 8-K...........................12

         Signatures..........................................................13

Item 1.  Condensed Consolidated Financial Statements

                  QuikBIZ Internet Group, Inc. and Subsidiaries
                      Condensed Consolidated Balance Sheets


Assets                                           December 31, September 30,
                                                     1999         2000
                                                ------------  -------------
Current Assets
     Cash                                      $    35,957   $       159
     Accounts receivable                           620,501       159,012
     Other                                          26,786        24,858
                                                -----------  -----------

         Total current assets                      683,244       184,029
Property and equipment
     Furniture and equipment                       176,937       234,744
     Leasehold improvements                         44,862        44,862
                                                -----------  -----------
                                                   221,799       279,606
     Less accumulated depreciation                 (73,880)      (79,960)
                                                -----------  -----------

         Depreciated cost                          147,919       199,646
Intangible assets                                  924,894       100,340
Note receivable from stockholder                   151,586       161,249
                                                -----------  -----------
         Total assets                            1,907,643   $   645,264
                                                ===========  ===========

Liabilities and Stockholders' Equity

Current liabilities
     Accounts payable and accrued expenses       1,461,580       555,601
     Current maturities of long-term debt          337,909       374,730
     Net liabilities of discontinued operations          -     1,059,171
                                                -----------  -----------

         Total current liabilities               1,799,489     1,989,502

Long-term debt                                       7,769        87,049
                                                -----------  -----------

         Total liabilities                       1,807,258     2,076,551

Stockholders' equity (deficit)
     Preferred stock; $.001 par value, 3,000
         shares authorized; 261 shares
         issued and outstanding                     10,208        10,208
     Common stock; $.002 par value; 25,000,000
         shares authorized; 14,061,416 and
         15,598,328 shares issued and
         outstanding, respectively                  28,121        31,195
     Additional paid-in capital                  3,358,227     3,816,188
     Accumulated deficit                        (3,182,150)   (5,133,890)
     Unearned compensation on restricted stock    (114,021)     (154,988)
                                                -----------  -----------

         Total stockholders' equity (deficit)      100,385    (1,431,287)
                                                -----------  -----------

Total liabilities and stockholders' equity
     (deficit)                                 $ 1,907,643   $   645,264
                                                ===========  ===========

Note: The balance sheet at December 31, 1999 has been derived from the audited consolidated financial statements at that date.

  See accompanying notes to condensed consolidated financial statements.

                  QuikBIZ Internet Group, Inc. and Subsidiaries
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)

                                                       Three Months Ended                        Nine Months Ended
                                                          September 30,                            September 30,
                                                    1999                 2000                1999                2000
                                             ------------------    -----------------    ---------------   ------------------
Revenue                                                 320,527              449,774          1,016,975            1,283,569

Operating expenses
     Direct costs                                       106,064              225,367            388,601              778,366
     Selling, general and administrative                298,259              407,097            921,902              838,272
     Depreciation and amortization                       29,632               43,000             79,852              125,505
                                             ------------------    -----------------    ---------------   ------------------

         Total operating expenses                       433,955              675,464          1,390,355            1,742,143
                                             ------------------    -----------------    ---------------   ------------------

              (Loss) from operations                   (113,428)            (225,690)          (373,380)            (458,574)

Interest expense                                              -                4,458              3,219                8,534
                                             ------------------    -----------------    ---------------   ------------------

Net loss from continuing operations                    (113,428)            (230,148)          (376,599)            (467,108)

(Loss) income from discontinued
     operations                                          95,194           (1,376,478)           175,570           (1,484,632)
                                             ------------------    -----------------    ---------------   ------------------

Net Loss                                     $          (18,234)    $     (1,606,626)    $     (201,029)    $     (1,951,740)
                                             ==================    =================    ===============   ==================
Weighted average number of common
     shares outstanding                              13,728,842           15,578,829         13,478,562           14,899,303

(Loss) per common share from
     continuing operations                   $          (0.008)     $         (0.015)    $       (0.028)    $         (0.031)

(Loss) income per common share from
     discontinued operations                 $           0.007      $         (0.088)    $        0.013     $         (0.100)
                                             ------------------    -----------------    ---------------   ------------------

Basic (loss) per common share                $          (0.001)     $         (0.103)    $       (0.015)    $         (0.131)
                                             ==================    =================    ===============   ==================

  See accompanying notes to condensed consolidated financial statements.

                  QuikBIZ Internet Group, Inc. and Subsidiaries
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                Nine Months Ended
                                                                   September 30,
                                                               1999          2000
Operating activities
    Net (loss)                                             $  (201,029)  $(1,951,740)
    Adjustments to reconcile net (loss) to net cash
       used in operating activities
       Loss (income) from discontinued operations             (175,570)    1,484,632
       Depreciation and amortization                            79,852       125,505
       Amortization of unearned compensation                   116,691       142,351
       Accrued interest on note receivable                      (9,937)       (9,663)
       Bad debt expense                                         72,584          --
       Non-cash compensation and consulting expense               --          88,550
    Changes in operating assets and liabilities, net
      of effects of acquisition:
       (Increase) decrease in accounts receivable               39,995        (1,777)
       (Increase) decrease in other current assets              30,302        (2,850)
       Increase (decrease) in accounts payable and
          accrued expenses                                    (154,756)       47,052
                                                            ----------   -----------
          Net cash (used in) continuing operations            (201,868)      (77,940)
          Net cash (used in) discontinued operations           (10,485)     (121,504)
                                                            ----------  ------------
          Net cash (used in) operating activities             (212,353)     (199,444)
Investing activities
    Purchases of property and equipment                        (10,621)      (15,471)
                                                            ----------  ------------
Financing activities
    Proceeds from notes payable                                127,032       145,635
    Payments of notes payable                                  (94,827)         --
    Issuance of common stock                                   255,000        33,482
                                                             ---------   -----------
          Net cash provided by financing activities            287,205       179,117
                                                             ---------   -----------
Net increase (decrease) in cash                                 64,231       (35,798)
Cash, beginning of period                                       18,059        35,957
                                                            ----------   -----------
Cash, end of period                                        $    82,290   $       159
                                                             =========   ===========
Supplemental disclosures of cash flow information:
    Cash paid for interest                                 $    10,381   $         -
                                                            ==========    ==========
Supplemental Schedule of Noncash Investing and Financing
    Transactions:
    Common stock issued in connection with compensation,
       net of amortization                                 $         -   $    40,967
                                                           ===========   ===========
    Issuance of common stock and options related to
       acquisitions                                        $   488,000   $   118,200
                                                           ===========  ============
    Tradename returned in exchange for common stock        $         -   $   401,045
                                                           ===========  ============
    Issuance of common stock related to exercise of
      warrants cash not yet received                       $     4,250   $         -
                                                           ===========  ============
    Common stock issued for compensation                   $         -   $    36,000
                                                           ===========  ============
    Common stock issued for consulting and other services  $         -   $    52,550
                                                           ===========  ============
    Accounts payable satisfied by issuance of common stock $         -   $   147,485
                                                           ===========  ============
    Debts incurred for the purchase of equipment           $         -   $    71,603
                                                           ===========  ============
    Unpaid stock issuance costs                            $         -   $   110,000
                                                           ===========  ============

     See accompanying notes to condensed consolidated financial statements

QuikBIZ Internet Group, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements


Note A - Business

QuikBIZ Internet Group, Inc. and subsidiaries (the "Company") has one reportable segment which sells their products and services throughout the United States. This other segment offers audio, video, multimedia and Internet design services and products. It also produces and assists companies in creative content for corporate communications including sales, training, public relations and promotion.

Note B - Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB/A.

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

Note D - Discontinued Operations

In November 2000, the Company ceased operating its advertising segment. The operations of its segment has been accounted for as a discontinued operation in the accompanying financial statements.

                                                                September 30,
Net Assets of Discontinued Operations                                2000
-------------------------------------                         --------------

Assets:
   Accounts Receivable                                             171,001
   Other current assets                                              4,006
   Property and equipment, net                                      21,252

                                                              ------------
        Total Assets                                               196,259
Liabilities
   Accounts payable and accrued expenses                         1,077,003
   Current maturities of long term debt                            178,427
                                                              ------------
        Total Liabilities                                        1,255,430
                                                              ------------
Net Liabilities of Discontinued Operations                    $  1,059,171
                                                              ============




Summary of Operating Results                  September 30,     September 30,
of Discontinued Operations:                       1999              2000
--------------------------                   -------------    ---------------

Advertising revenues                         $   2,241,081     $    2,925,677
Direct costs                                     1,659,457          2,616,727
Selling, general and administrative                390,442            927,463
Depreciation and amortization                        8,450              9,522
Write off of impaired goodwill                        -               843,567
                                             -------------    ---------------
         Operating (loss) income                   182,732         (1,471,602)
Interest expense                                     7,162             13,030
                                             -------------    ---------------
(Loss) income from discontinued operations   $     175,570     $   (1,484,632)
                                             =============     ==============


        Due to the preliminary nature of this matter, management is unable to estimate the gain, if any, which may result from the settlement of the net liabilities of discontinued operations.

Item 2. Management's Discussion and Analysis Of Financial Condition and Results of Operations
          ---------------------------------------------------------------

         Overview

         Through our principal subsidiaries, QuikBIZ Media Centers, Inc. and Mason Strategic Communications, Inc., we provide strategic consulting and produce and distribute content for business communications, with an emphasis on electronic media and the internet. Our production services include websites, audio/video, print and animation. Our distribution services include electronic media duplication, videotape conversion, digital encoding and packaging. We are striving to develop a "one- stop" environment for development and delivery of business communications content.

         In May 2000, we completed the acquisition of Mason Strategic, a full service public relations and strategic consulting firm. The acquisition was accounted for using the purchase method of accounting with the results of the acquisition included in the consolidated financial statements from the acquisition date.

         In November 2000, we ceased operating our subsidiary SmithAgency.com, Inc. SmithAgency.com often competed with our other production clients and consolidation in the advertising industry has made it difficult for SmithAgency.com to compete for business. We are now concentrated on delivering business communication services to corporate clients and other advertising and marketing firms. Our focus has switched to the profitability and growth of our principal subsidiary QuikBIZ Media. This reorganization reduces our overhead, makes us more competitive and provides for more effective delivery of services. We are changing our business model to a franchise organization. QuikBIZ Media plans to franchise its operations to provide communication services and products and content development to all types of businesses.

         We believe this franchise strategy will increase the value of our Media Center. The Media Center has provided bulk duplication and packaging of video and audio tapes, CD's, DVD's, etc. for corporate, nonprofit and agency clients to over 9,000 clients during the past nine years. We believe that our franchise program coupled with the internet and other technological advances in the field of media services will provide us with an opportunity to expand nationally.

Results of Operations

         Three Months Ended Sept. 30, 2000 Compared to Three Months Ended Sept. 30, 1999.

         Revenues

         Revenues from continuing operations were $320,527 for the three months ended Sept. 30, 1999 and grew to $449,774 for the three months ended Sept. 30, 2000, an increase of approximately 40%. The increase in revenues reflected our acquisition of Mason Strategic in May 2000.

         In November 2000, the Company ceased operations its wholly owned subsidiary SmithAgency.com. The operations of SmithAgency.com have been accounted for as a discontinued operations in the financial statements for the three months ended September 30, 2000. SmithAgency.com operations, net of income taxes, generated a net loss of $1,376,478. SmithAgency net sales during the three months ended September 30, 2000 were approximately $600,000.

         Direct Costs

         Direct costs from continuing operations were $106,064 for the three months ended Sept. 30, 1999 and grew to $225,367 for the three months ended Sept. 30, 2000, an increase of approximately 112%. As a percentage of revenues, direct costs increased from approximately 33% for the three months ended Sept. 30, 1999 to approximately 50% for the three months ended Sept. 30, 2000. The increase in absolute dollars and percentage terms was primarily attributable to higher direct costs relating to an acquired business.

         Selling General and Administrative Expenses

         Selling, general and administrative expenses from continuing operations were $298,259 for the three months ended Sept. 30, 1999 and increased to $407,097 for the three months ended Sept. 30, 2000, an increase of approximately 36%. As a percentage of revenues, selling, general and administrative expenses decreased from approximately 93% for the three months ended Sept. 30, 1999 to approximately 91% for the three months ended Sept. 30, 2000. The decrease in percentage terms was primarily attributable to improved economies of scale.

         Amortization of Goodwill

         Amortization of goodwill from continuing operations was $21,283 for the three months ended Sept. 30, 1999 and $29,704 for the three months ended Sept. 30, 2000. As a percentage of revenues, amortization of goodwill represented 7% of revenues for the first three months ended Sept. 30, 1999 and 7% of revenues for the three months ended Sept. 30, 2000.

         Depreciation and Amortization

         Depreciation and amortization expenses from continuing operations, net of amortization of goodwill, were $8,349 for the three months ended Sept. 30, 1999 and increased to $13,296 for the three months ended Sept. 30, 2000, an increase of approximately 59%. Depreciation and amortization, net of amortization of goodwill, represented approximately 3% of revenues in the three months ended Sept. 30, 1999 and approximately 3% of revenues in the three months ended Sept. 30, 2000. The increase in absolute dollar terms from year to year resulted from our acquisitions of Mason Strategic Communications, Inc.

         Net Loss

         Primarily as a result of the increase in direct costs, we had a net loss from continuing operations of $230,148 for the three months ended Sept. 30, 2000 compared to a net loss of $113,428 for the three months ended Sept. 30, 1999.

         Nine Months Ended Sept. 30, 2000 Compared to Nine Months Ended Sept. 30, 1999.

         Revenues

         Revenues from continuing operations were $1,016,975 for the nine months ended Sept. 30, 1999 and grew to $1,283,569 for the nine months ended Sept. 30, 2000, an increase of approximately 26%. The increase in revenues reflected our acquisition of Mason Strategic in May 2000.

         In November 2000, the Company ceased operations its wholly owned subsidiary SmithAgency.com. The operations of SmithAgency.com have been accounted for as a discontinued operations in the financial statements for the nine months ended September 30, 2000. SmithAgency.com operations, net of income taxes, generated a net loss of $1,484,632. SmithAgency net sales during the nine months ended September 30, 2000 were approximately $2,900,000.

         Direct Costs

         Direct costs from continuing operations were $388,601 for the nine months ended Sept. 30, 1999 and grew to $778,366 for the nine months ended Sept. 30, 2000, an increase of approximately 100%. As a percentage of revenues, direct costs increased from approximately 38% for the nine months ended Sept. 30, 1999 to approximately 61% for the nine months ended Sept. 30, 2000. The increase in absolute dollars and percentage terms was primarily attributable to payroll costs being reclassified from selling, general and administrative expenses.

         Selling General and Administrative Expenses

         Selling, general and administrative expenses from continuing operations were $921,902 for the nine months ended Sept. 30, 1999 and decreased to $838,272 for the nine months ended Sept. 30, 2000, a decrease of 9%. As a percentage of revenues, selling, general and administrative expenses decreased from approximately 91% for the nine months ended Sept. 30, 1999 to approximately 65% for the nine months ended Sept. 30, 2000. The decrease in percentage terms was primarily attributable to payroll costs being reclassified to direct costs.

         Amortization of Goodwill

         Amortization of goodwill was $54,969 for the nine months ended Sept. 30, 1999 and $84,787 for the nine months ended Sept. 30, 2000. As a percentage of revenues, amortization of goodwill represented 5% of revenues in the first nine months of 1999 and 7% of revenues in the first nine months of 2000.

         Depreciation and Amortization

         Depreciation and amortization expenses, net of amortization of goodwill, were $24,883 for the nine months ended Sept. 30, 1999 and increased to $40,718 for the nine months ended Sept. 30, 2000, an increase of approximately 64%. Depreciation and amortization, net of amortization of goodwill, represented approximately 2% of revenues in the nine months ended Sept. 30, 1999 and approximately 3% of revenues in the nine months ended Sept. 30, 2000. The increase in absolute dollar terms resulted from our acquisition of Mason Strategic and other fixed asset acquisitions.

         Net Loss

         We had a net loss from continuing operations of $376,599 for the nine months ended Sept. 30, 1999 compared to a net loss of $467,108 for the nine months ended Sept. 30, 2000.

Liquidity and Capital Resources

         Since inception, we have funded our operations and investments in property and equipment through cash from operations, equity financings, borrowings from commercial banks and capital leases.

         Our cash and cash equivalents were $82,290 at Sept. 30, 1999 and $159 at Sept. 30, 2000. Cash used in operating activities of $212,353 in the nine months ended Sept. 30, 1999 and $199,444 in the nine months ended Sept. 30, 2000 was augmented by net cash used in investing activities of $10,621 in the nine months ended Sept. 30, 1999 and $15,471 in the nine months ended Sept. 30, 2000, but offset by net proceeds of financing activities of $287,205 in the nine months ended Sept. 30, 1999 and $179,117 in the nine months ended Sept. 30, 2000.

         On July 9, 1999 we entered into an investment agreement with Swartz Private Equity, LLC to raise up to $20 million through a series of sales of common stock. The dollar amount of each sale is limited by the trading volume and a minimum period of time must occur between sales. In order to sell shares to Swartz, there must be an effective registration statement on file with the SEC covering the resale of the shares by Swartz and we must meet certain other conditions. The agreement is for a three- year period ending July 9, 2002.

         On July 28, 2000, we sold 300 shares of common stock to Swartz Private Equity, LLC pursuant to investment agreement and received gross proceeds of $120 from the sale. In connection with the sale of shares, we issued five year warrants to purchase 30 shares of common stock at an exercise price of $.34 per share to Swartz.

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

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

        On March 24, 2000, we commenced an action in the Circuit Court of the 17th Judicial Circuit, in Broward County, Florida against Andrew D. Smith, a principal stockholder and former officer of QuikBIZ Internet Group, Inc. and former officer and employee of our subsidiary SmithAgency.com, Inc. ("SmithAgency"), Charles Robb, a former employee of SmithAgency and Random House, Inc. Our complaint alleges that Messrs. Smith and Robb breached their employment and non-competition agreements with SmithAgency and violated their fiduciary duties to SmithAgency by wrongfully taking confidential information relating to an advertising campaign developed for one of our clients and put that information into a manuscript for publication as a book by Random House, Inc. Our complaint further alleges that Messrs. Smith and Robb created a competing advertising agency after their employment with SmithAgency was terminated, in violation of their non-competition agreements. We are seeking damages from Messrs. Smith and Robb and an injunction against further violation of their agreements. Our action against Random House, Inc. was settled amicably in May 2000. On October 17, 2000, Messrs. Smith and Robb filed a counterclaim for breach of contract, unpaid wages, an accounting, money lent, conversion and a declaratory judgment.

Item 2.  Changes in Securities

(c)     Recent Sales of Unregistered Securities

        During the three months ended September 30, 2000, we made the sales of unregistered securities described below. We relied on Section 4(2) of the Securities Act of 1933 as the basis for an exemption from registration for the transaction below, because the transaction did not involve any public offering.

        On July 18, 2000 we issued 32,000 shares of common stock, valued at $0.594 per share, to Kenneth Darrow, P.A., in consideration for $19,000 of services to be rendered pursuant to a retainer agreement dated July 12, 2000.

        On July 24, 2000 we issued 48,000 shares of common stock, valued at $0.6875 per share, to SeaCam, Inc. in consideration for $33,000 of services rendered.

        On July 28, 2000 we sold 300 shares of common stock at a price of $.40 per share and issued a warrant to purchase 30 shares of common stock at a price of $.34 per share exercisable until July 27, 2005, to Swartz Private Equity, LLC in connection with a put effected under the Amended and Restated Investment Agreement between us and Swartz dated as of July 9, 1999.

Item 6.  Exhibits and Reports on Form 8-K

(a)     Exhibits

        27       Financial Data Schedule (September 30, 2000).

(b)     Reports on Form 8-K

        None.

                                SIGNATURES


        In accordance with requirements of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned, hereunto duly authorized.





Dated:  November 20, 2000


                               QUIKBIZ INTERNET GROUP, INC.



                               By:  /s/ David B. Bawarsky
                                  --------------------------------------------
                                    David B. Bawarsky, Chief Executive Officer
                                    and Chief Financial Officer