Form 10-Q
period 2000-09-30
QUIKBIZ INTERNET GROUP INC
filed 2000-11-20
CIK 925376

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
(Mark One)

X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934



                For the quarterly period ended September 30, 2000

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from ______ to ___________.

                         Commission File Number 0-25308

                            OVERSEAS FILMGROUP, INC.
             (Exact name of Registrant as Specified in Its Charter)


                   Delaware                           13-3751702
       (State or Other Jurisdiction of            (I.R.S. Employer
       Incorporation or Organization)             Identification No.)



       8800 Sunset Blvd., Third Floor, Los Angeles, CA      90069
          (Address of principal executive offices)        (zip code)


       Registrant's Telephone Number, Including Area Code: (310) 855-1199


         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __


          The number of shares of Common Stock outstanding as of November 20, 2000 was 9,803,906.

                            OVERSEAS FILMGROUP, INC.

                                      INDEX


                         Part I - Financial Information

                                                                          Page

Item 1. Financial Statements

         Consolidated Balance Sheets - September 30, 2000
                (unaudited) and December 31, 1999...........................3

         Consolidated Statements of Operations (unaudited) for the
                three and nine months ended September 30, 2000
                and September 30, 1999......................................4

         Consolidated Statements of Cash Flows (unaudited)
                for the nine months ended September 30, 2000 and
                September 30,1999...........................................5

         Consolidated Statements of Comprehensive Income (unaudited)
                for the three and nine months ended September 30, 2000
                and September 30, 1999......................................6

         Notes to Consolidated Financial Statements (unaudited).............7


Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations.................................8

Item 3. Quantitative and Qualitative Disclosures about Market Risk.........15



                           Part II - Other Information
Item 1.  Legal Proceedings.................................................15

Item 2.  Changes in Securities and Use of Proceeds.........................15

Item 3.  Defaults Upon Senior Securities...................................15

Item 4.  Submission of Matters to a Vote of Security Holders...............15

Item 5.  Other Information.................................................16

Item 6.  Exhibits and Reports on Form 8-K..................................16

                  Signature................................................17

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                            OVERSEAS FILMGROUP, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                     September 30,  December 31,
                                                        2000           1999
                                                    -------------  ------------
                                                    (Unaudited)
                                     ASSETS:
Cash and cash equivalents                           $    893,685   $    270,031
Restricted cash                                           21,667         88,176
Accounts receivable, net of allowance
  for doubtful accounts of $1,100,000                 27,979,027     30,088,951
Related party receivable                                       0        149,000
Investment available-for-sale                                  0      2,908,383
Film costs, net of accumulated amortization           15,701,843     28,363,419
Fixed assets, net of accumulated depreciation            239,367        282,856
Other assets                                           1,564,076        496,078
                                                    ------------   ------------
                    Total assets                    $ 46,399,665   $ 62,646,894
                                                    ============   ============

                      LIABILITIES AND SHAREHOLDERS' EQUITY:

Accounts payable and accrued expenses               $  1,322,241   $  1,146,677
Payable to related parties                                     0      1,334,624
Accrued interest payable                                       0        272,583
Payable to producers                                  23,766,018     22,462,179
Note payable to shareholders                                   0      1,989,229
Notes payable                                          6,219,218     19,764,175
Deferred income taxes                                          0      1,458,605
Deferred revenue                                         795,000        918,500
                                                    ------------   ------------
                    Total liabilities                 32,102,477     49,346,572
                                                    ------------   ------------

Shareholders' equity:
Preferred stock, $.001 par value, 2,000,000
     shares authorized; 904,971 and 0 shares
     outstanding, respectively                               905              0
Common stock, $.001 par value, 25,000,000
     shares authorized; 9,848,906 shares
     issued; 9,803,906 shares outstanding
     and 6,340,305 shares issued; 6,295,305
     shares outstanding,                                   9,850          6,340
     respectively
Additional paid in capital                            30,088,566     12,107,058
Cumulative unrealized gain on investment
     available-for-sale, net of taxes                          0      1,477,418
Retained deficit                                     (15,715,399)      (203,760)
Treasury stock at cost, 45,000 shares                    (86,734)       (86,734)
                                                    ------------   ------------
       Total shareholders' equity                     14,297,188     13,300,322
                                                    ------------   ------------

       Total liabilities and shareholders' equity   $ 46,399,665   $ 62,646,894
                                                    ============   ============

   The accompanying notes are an integral part of these financial statements.

                            OVERSEAS FILMGROUP, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                         Three Months Ended September 30,            Nine Months Ended September 30,
                                             2000                  1999                 2000                  1999
                                             ----                  ----                 ----                  ----
Revenues.......................        $       4,767,463      $    6,726,444      $      15,227,764      $    19,957,534

Expenses:

   Film costs..................                3,583,039           6,192,105             11,591,341           16,943,188

   Distribution and marketing
     costs.....................                  630,355                   0              2,045,530                    0

   Selling, general and
      administrative...........                1,149,976             775,946              2,913,604            2,240,931
                                          ---------------        ------------        ---------------        -------------

      Total expenses...........                5,363,370           6,968,051             16,550,475           19,184,119
                                          ---------------        ------------        ---------------        -------------

(Loss) income from operations..                 (595,907)           (241,607)            (1,322,712)              773,415
                                          ---------------        ------------        ---------------        -------------

Other income (expense):

   Interest income.............                   13,315               3,942                 23,025                5,752

   Interest expense............                (251,330)           (535,073)            (1,228,739)          (1,498,931)

   Other income................                  682,414              67,901              1,244,570               97,561
                                          ---------------        ------------        ---------------        -------------
      Total other income
      (expense)................                  444,399           (463,230)                 38,856          (1,395,618)
                                          ---------------        ------------        ---------------        -------------

Loss before income taxes and
cumulative effect of accounting
changes........................                 (151,508)           (704,837)            (1,283,856)            (622,203)

Income tax provision (benefit).                   13,031            (261,000)               104,651             (231,000)
                                          ---------------        ------------        ---------------        -------------

Loss before cumulative effect of
   accounting changes .........                 (164,539)           (443,837)            (1,388,506)            (391,203)

Cumulative effect of
   accounting changes..........                        0                   0            (14,123,133)                   0
                                          ---------------        ------------        ---------------        -------------

         Net loss..............          $      (164,539)       $   (443,837)        $  (15,511,639)        $    (391,203)
                                          ===============        ============        ===============        =============

Basic loss per share:
    Loss before cumulative
    effect of accounting changes..       $         (0.02)      $       (0.07)      $          (0.18)      $        (0.07)
                                          ===============        ============        ===============        =============

      Net loss.................          $         (0.02)      $       (0.07)      $          (2.05)      $        (0.07)
                                          ===============        ============        ===============        =============

Weighted average number of
  basic and diluted common
  shares outstanding...........                9,803,906           6,191,360              7,563,508            5,887,318
                                          ===============        ============        ===============        =============

   The accompanying notes are an integral part of these financial statements.

                            OVERSEAS FILMGROUP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                      Nine Months Ended September 30,
                                                                         2000                   1999
                                                                         ----                   ----
Cash flows from operating activities:
      Net (loss) income                                          $    (15,511,639)      $      (391,203)

      Adjustments to reconcile net (loss) income to net
      cash provided by  operating activities:
            Cumulative effect of accounting changes                     14,123,133                     0
            Amortization of capitalized film costs                       1,734,115            10,514,216
            Additions to film costs                                     (1,882,656)          (11,028,340)
            Depreciation of fixed assets                                   104,812                92,506
            Capital gains and other non-cash income                     (1,298,474)                    0
      Change in assets and liabilities:
            Decrease (increase) in accounts receivable                   2,109,924           (1,691,897)
            Decrease in related party receivable                           149,000                     0
            Increase in other assets                                   (1,067,998)             (322,067)
            Decrease in accounts payable and accrued
              expenses                                                 (1,431,643)             (157,729)
            Increase in payable to producers                             1,303,839             5,295,607
            Forgiveness of indebtedness by shareholder                 (1,339,037)                     0
            Decrease in deferred income taxes payable                  (1,458,605)             (410,909)
            (Decrease) increase in deferred revenue                      (123,500)               780,500
                                                                   ---------------        --------------
               Net cash (used in) provided by operating
                activities                                             (4,588,729)             2,680,684
                                                                    ---------------        --------------
Cash flows from investing activities:
      Purchase of fixed assets                                            (61,324)              (10,134)
      Sale of marketable securities                                     2,055,718                     0
                                                                    ---------------        --------------

              Net cash used in investing activities                      1,994,394              (10,134)
                                                                    ---------------        --------------
Cash flows from financing activities:
      Sale of securities, net of expenses                               16,696,437                     0
      Net paydown under credit facility                                (12,553,388)          (2,321,851)
      Paydown of  note payable                                           (991,569)             (264,585)
      Net payment on note payable to shareholders                               0              (187,500)
      Decrease increase in restricted cash position                         66,509             (138,259)
                                                                    ---------------        --------------
              Net cash provided by (used in) financing
               activities                                                3,217,989           (2,912,195)
                                                                    ---------------        --------------

 Net increase (decrease) in cash and cash equivalents                      623,654               241,645
 Cash and cash equivalents at beginning of period                          270,031               537,652
                                                                    ---------------        --------------
 Cash and cash equivalents at end of period                         $      893,685          $    296,007
                                                                     ===============        =============
 Supplemental disclosure of cash flow information
      Cash paid during the period for:
             Interest                                               $     1,537,883         $   1,885,527
                                                                     ===============        =============
             Income taxes                                           $         6,400         $       7,200
                                                                     ===============        =============
             Foreign withholding taxes                              $        98,251         $     179,414
                                                                     ===============        =============

 Non-cash transaction:

    Acquisition of investment available for sale                    $             0         $   1,430,956
                                                                     ===============        =============

 The accompanying notes are an integral part of these financial statements.

                            OVERSEAS FILMGROUP, INC.

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   (UNAUDITED)



                             Three Months Ended        Nine Months Ended
                               September 30,            September 30,
                          ----------------------    --------------------------
                              2000         1999        2000             1999
                              ----         ----        ----             ----

Net loss                  $ (164,539)  $(443,837)  $(15,511,639)  $   (391,203)

Unrealized holding
 gain (loss) on investment
 available-for-sale                0      85,390     (1,016,788)        85,390

Reversal of unrealized
 gain on investment
 available-for-sale         (460,630)          0       (460,630)             0
                          ----------   ---------   ------------   ------------
Total comprehensive loss  $ (625,169)   (358,447)   (16,989,057)      (305,813)
                          ==========   =========   ============   ============





  The accompanying notes are an integral part of these financial statements.

                            OVERSEAS FILMGROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1. The accompanying unaudited consolidated financial statements of Overseas Filmgroup, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been reflected in these consolidated financial statements. Operating results for the nine months ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. Certain reclassifications have been made in the 1999 consolidated financial statements to conform to the 2000 presentation. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999 (the "1999 Consolidated Financial Statements").

2.        Film costs consist of the following:


                                            September 30, 2000 December 31, 1999
                                            ------------------ ----------------

         Films in release                     $  97,316,853    $   192,798,097

         Less:  Accumulated amortization        (82,696,347)      (166,365,578)
                                              -------------     --------------
                  Subtotal                       14,620,506         26,432,519
         Films not yet available for release      1,081,337          1,930,900
                                              -------------     ---------------
                                              $  15,701,843     $   28,363,419
                                              =============     ===============

3. In June 2000, the Company consummated a sale of securities pursuant to a Securities Purchase Agreement ("Purchase Agreement") with Rosemary Street Productions, LLC ("Rosemary"), whereby the Company sold to Rosemary (i) 5,097,413 shares of common stock, (ii) 904,971 shares of Series A preferred stock, each share of which is convertible into two shares of common stock and votes with the common stock on an as-converted basis, and (iii) five-year warrants to purchase up to 2,313,810 shares of common stock of the Company at an exercise price of $3.40 per share (collectively, the "Securities") for a cash purchase price of $17,000,000 (the "Securities Purchase"). As a result of the transaction, Rosemary now owns approximately 59.5% of the Company's voting securities.

          Simultaneous with the consummation of the Securities Purchase, the Company, as borrower, and certain subsidiaries of the Company, as guarantors, entered into a $40 million credit facility (of which $33 million has been committed) with The Chase Manhattan Bank and other commercial banks and financial institutions. The proceeds from the credit facility were used to refinance outstanding loans and accrued interest under the Company's previous credit facility with Coutts & Co. and Bankgesellschaft Berlin A.G. (formerly known as Berliner Bank A.G. London Branch) and will be used to finance the Company's production, acquisition, distribution and exploitation of feature length motion pictures, television programming, video product and rights; and to fund the Company's working capital and other lawful corporate purposes.

4. In June 2000, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position 00-2, "Accounting by Producers or Distributors of Films" ("SOP 00-2"). SOP 00-2 establishes new film accounting standards, including changes in revenue recognition and accounting for advertising, development and overhead costs. Additionally, in June 2000, the Financial Accounting Standards Board ("FASB") issued Statement 139 ("SFAS 139") which rescinds FASB 53 on financial reporting by motion picture film producers or distributors. SFAS 139 requires public companies to follow the guidance provided by SOP 00-2. The Company has elected early adoption of SOP 00-2 and, as a result, has recorded a one-time, pre-tax non-cash charge of $15,581,738 ($14,123,133 after taxes). This charge has been reflected in the Company's Consolidated Statements of Operations as a cumulative effect of accounting changes, effective January 1, 2000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q contains "forward-looking statements", including those within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements can be identified by the use of forward-looking terminology such as "may," " expect", "anticipate", "estimate", "intend" or "continue" or the negative thereof or other variations thereon or comparable terminology. The reader is cautioned that all forward-looking statements are necessarily speculative and there are certain risks and uncertainties that could cause actual events or results to differ materially from those referred to in such forward-looking statements. These risks and uncertainties include, among other things, the highly speculative and inherently risky and competitive nature of the motion picture industry. There can be no assurance of the economic success of any motion picture since the revenues derived from the production and distribution of a motion picture (which do not necessarily bear a direct correlation to the production or distribution costs incurred) depend primarily upon its acceptance by the public, which cannot be predicted. The commercial success of a motion picture also depends upon the quality and acceptance of other competing films released into the marketplace at or near the same time, the availability of alternative forms of entertainment and leisure time activities, general economic conditions and other tangible and intangible factors, all of which can change and cannot be predicted with certainty. Therefore, there is a substantial risk that some or all of the motion pictures released, distributed, financed or produced by the Company will not be commercially successful, resulting in costs not being recouped or anticipated profits not being realized. The Company's results of operations for the period ended September 30, 2000 are not necessarily indicative of the results that may be expected in future periods. Due to quarterly fluctuations in the number of motion pictures in which the Company controls the distribution rights and which become available for distribution (and thus, for which revenue can first be recognized) and the number of motion pictures distributed by the Company, as well as the unpredictable nature of audience and sub-distributor response to motion pictures distributed by the Company, the Company's revenues, expenses and earnings fluctuate significantly from quarter to quarter and from year to year. In addition, for several reasons, including (i) the likelihood of continued industry-wide increases in acquisition, production and marketing costs and (ii) the Company's intent, based upon its ongoing strategy, to acquire rights to or produce films which have greater production values (often as a result of larger budgets), the Company's costs and expenses, and thus the capital required by the Company in its operations and the associated risks faced by the Company may increase in the future. Additional risks and uncertainties are discussed elsewhere in appropriate sections of this Report and in other filings made by the Company with the Securities and Exchange Commission including without limitation the Company's Annual Report on Form 10-K for its fiscal year ended December 31, 1999. The risks highlighted above and elsewhere in this Report should not be assumed to be the only things that could affect future performance of the Company. The Company does not have a policy of updating or revising forward-looking statements and thus it should not be assumed that silence by management of the Company over time means that actual events are bearing out as estimated in such forward-looking statements.

General

         The operations of Overseas Filmgroup, Inc. ("Overseas" or the "Company") were established on February 11, 1980. The Company is principally involved in the acquisition and worldwide license or sale of distribution rights to independently produced motion pictures. Certain motion pictures are directly distributed by the Company in the domestic theatrical and video markets under the name First Look Pictures ("First Look").

         In June 2000, the Company consummated a sale of securities pursuant to a Purchase Agreement with Rosemary, whereby the Company sold to Rosemary (i) 5,097,413 shares of common stock, (ii) 904,971 shares of Series A preferred stock, each share of which is convertible into two shares of common stock and votes with the common stock on an as-converted basis, and (iii) five-year warrants to purchase up to 2,313,810 shares of common stock of the Company at an exercise price of $3.40 per share for a cash purchase price of $17,000,000. As a result of the transaction, Rosemary now owns approximately 59.5% of the Company's voting securities.

         Simultaneous with the consummation of the Securities Purchase, the Company, as borrower, and certain subsidiaries of the Company, as guarantors, entered into a $40 million credit facility (of which $33 million has been committed) with The Chase Manhattan Bank and other commercial banks and financial institutions. The proceeds from the credit facility were used to refinance outstanding loans and accrued interest under the Company's previous credit facility with Coutts & Co. and Bankgesellschaft Berlin A.G. (formerly known as Berliner Bank A.G. London Branch) and will be used to finance the Company's production, acquisition, distribution and exploitation of feature length motion pictures, television programming, video product and rights; and to fund the Company's working capital and other lawful corporate purposes.

         In June 2000, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position 00-2, "Accounting by Producers or Distributors of Films" ("SOP 00-2"). SOP 00-2 establishes new film accounting standards, including changes in revenue recognition and accounting for advertising, development and overhead costs. Additionally, in June 2000, the Financial Accounting Standards Board ("FASB") issued Statement 139 ("SFAS 139") which rescinds FASB 53 on financial reporting by motion picture film producers or distributors. SFAS 139 requires public companies to follow the guidance provided by SOP 00-2. The Company has elected early adoption of SOP 00-2 and, as a result, has recorded a one-time, pre-tax non-cash charge of $15,581,738 ($14,123,133 after taxes). This charge has been reflected in the Company's Consolidated Statements of Operations as a cumulative effect of accounting changes, effective January 1, 2000.

         In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"), which will be effective in the fourth quarter of 2000. SAB 101 clarifies certain existing accounting principles for the recognition and classification of revenues in financial statements. While the Company's existing revenue recognition policies are consistent with the provisions of SAB 101, the new rules are expected to result in some changes as to how the filmed entertainment industry classifies its revenues, particularly relating to distribution arrangements for third-party and co-financed joint venture product. As a result, the Company's management is in the process of evaluating the overall impact of SAB 101 on its consolidated financial statements. However, other aspects of SAB 101 are not expected to have a significant effect on the Company's consolidated financial statements.

Results of Operations

          Three Months Ended September 30, 2000 Compared to Three Months Ended September 30, 1999

         Revenues decreased by $1,958,981 (29.1%) to $4,767,463 for the three months ended September 30, 2000 from $6,726,444 for the three months ended September 30, 1999. The decrease in revenues was primarily due to decreased revenues from six films during the three months ended September 30, 2000 of approximately $3,830,000 compared to revenues from six films during the three months ended September 30, 1999 of approximately $5,871,000.

         In accordance with new accounting standards established pursuant to SOP 00-2, distribution and marketing costs have been expensed in the three months ended September 30, 2000. For the three months ended September 30, 1999, distribution and marketing costs were capitalized and amortized as film costs. Film costs as a percentage of revenues decreased to 75.2% for the three months ended September 30, 2000, compared to 92.1% for the three months ended September 30, 1999. The decrease was primarily due to application of the new accounting standards, and to generally higher distribution fee rates (the Company's gross margin) on films generating the greatest amount of revenue in the three months ended September 30, 2000 compared to the three months ended September 30, 1999. The gross margin for a given period will vary depending upon the gross margins earned on films generating revenue in the period. Gross margins vary from film to film based upon many factors, including the amount of the Company's investment in a particular film. In some cases, the Company is entitled to only a distribution fee based upon a percentage of the film's gross revenues in a particular territory or territories and media. In other circumstances, the Company may have a substantial investment in the film as a result of minimum guarantee commitments, rights acquisition costs, or print and advertising commitments and is dependent upon the film's actual performance in order to generate a positive gross margin. Other factors that impact gross margins include market acceptance of a film, the budget of the film and management's analysis of the motion picture's prospects which, under the individual film forecast method, impacts the rate of amortization.

         Selling, general and administrative expenses, net of amounts capitalized to film costs, increased by $374,030 (48.2%) to $1,149,976 for the quarter ended September 30, 2000 from $775,946 for the quarter ended September 30, 1999. The Company capitalizes certain overhead costs incurred in connection with its production activities, primarily pre-sale and other financing activities, by adding such costs to the capitalized film costs of the motion picture. This increase was primarily due to increases in accounting fees (approximately $31,900), bad debt expense (approximately $12,227), insurance costs (approximately $27,361), employee benefits (approximately $15,393), compensation costs (approximately $264,151), research expenses (approximately $11,007), travel costs (approximately $17,715), office expenses (approximately $10,886) and telephone charges (approximately $7,984), as well as decreased capitalized overhead (approximately $97,382), which were partially offset by decreases in consulting fees and contract labor (approximately $109,558) and legal fees (approximately $12,210).

         Net other income was $444,399 for the three months ended September 30, 2000 compared to net other expense of $463,230 for the three months ended September 30, 1999. The increase in other income was primarily due to the gain reported on the Company's sale of common stock of Yahoo!, Inc. ($624,868) as well as decreased interest expense (approximately $283,744) during the quarter ended September 30, 2000.

         As a result of the above, the Company had a loss before income taxes of $151,508 for the three months ended September 30, 2000 compared to a loss before income before taxes of $704,837 for the three months ended September 30, 1999.

         The Company had a net loss of $164,539 for the three months ended September 30, 2000 (reflecting foreign withholding taxes of $13,031) compared to a net loss of $443,837 for the three months ended September 30, 1999 (reflecting an effective income tax benefit of 37%).

          The Company also reported an unrealized gain during the three months ended September 30, 1999 resulting from the increased market price in the shares of common stock of Yahoo!, Inc. received by the Company in July 1999 as part of a share exchange with broadcast.com inc., a company acquired by Yahoo!, Inc.

        Nine Months Ended September 30, 2000 Compared to Nine Months Ended September 30, 1999

         Revenues decreased by $4,729,770 (23.7%) to $15,227,764 for the nine months ended September 30, 2000 from $19,957,534 for the nine months ended September 30, 1999. The decrease in revenues was primarily due to decreased revenues from six films during the nine months ended September 30, 2000 of approximately $8,435,000 compared to revenues from six films during the nine months ended September 30, 1999 of approximately $13,246,000.

         In accordance with new accounting standards established pursuant to SOP 00-2, distribution and marketing costs have been expensed in the nine months ended September 30, 2000. For the nine months ended September 30, 1999, distribution and marketing costs were capitalized and amortized as film costs. Film costs as a percentage of revenues increased to 76.1% for the nine months ended September 30, 2000, compared to 84.9% for the nine months ended September 30, 1999. The decrease was primarily due to application of the new accounting standards, and to generally higher distribution fee rates (the Company's gross margin) on films generating the greatest amount of revenue in the nine months ended September 30, 2000 compared to the nine months ended September 30, 1999.

         Selling, general and administrative expenses, net of amounts capitalized to film costs, increased by $672,673 (30.0%) to $2,913,604 for the nine months ended September 30, 2000 from $2,240,931 for the nine months ended

September 30, 1999. This increase was primarily due to increases in accounting fees (approximately $27,735), advertising costs (approximately $10,086), bad debt expense (approximately $88,283), insurance costs (approximately $51,711), compensation costs (approximately $302,022), research expenses (approximately $13,331), taxes (approximately $22,179), travel (approximately $17,715), office expenses (approximately $12,841), telephone and fax charges (approximately $14,657), depreciation of computer equipment (approximately $13,086) and decreased capitalized overhead (approximately $276,484), which were partially offset by decreases in consulting fees and contract labor (approximately $155,692) and legal fees (approximately $21,348).

         Net other income was $38,856 for the nine months ended September 30, 2000 compared to net other expense of $1,395,618 for the nine months ended September 30, 1999. The increase in net other income was primarily due to the gain reported on the Company's sale of shares of common stock of Yahoo!, Inc. ($624,868), income related to the forgiveness of accrued interest on notes payable to related parties (approximately $524,697) and decreased interest expense (approximately $346,343).

         As a result of the above, the Company had a loss before income taxes and cumulative effect of accounting changes of $1,283,856 for the nine months ended September 30, 2000, compared to a loss before income taxes and cumulative effect of accounting changes of $622,203 for the nine months ended September 30, 1999.

         The Company had a loss before cumulative effect of accounting changes of $1,388,506 for the nine months ended September 30, 2000 compared to a loss before cumulative effect of accounting changes of 391,203 for the nine months ended September 30, 1999.

          The Company reported the cumulative effect of accounting changes of $14,123,133, net of income tax benefit of $1,458,605 for the nine months ended September 30, 2000. The Company also reported an unrealized gain during the nine months ended September 30, 1999 resulting from the increased market price in shares of common stock of Yahoo!, Inc. received by the Company in July 1999 as part of a share exchange with broadcast.com inc., a company acquired by Yahoo!, Inc.

         The Company had a net loss of $15,511,639 for the nine months ended September 30, 2000 (reflecting foreign withholding taxes of $104,651) compared to a net loss of $391,203 for the nine months ended September 30, 1999 (reflecting an effective income tax benefit of 37.1%).

Liquidity and Capital Resources

         The Company requires substantial capital for the acquisition of film rights, the funding of distribution costs and expenses, the payment of ongoing overhead costs and the repayment of debt. The principal sources of funds for the Company's operations has been cash flow from operations, bank borrowings and equity.

         In June 2000, the Company, as borrower, and certain of the Company's subsidiaries, as guarantors, entered into a $40 million credit facility (of which $33 million has been committed) with The Chase Manhattan Bank and other commercial banks and financial institutions. The Company only is permitted to use the proceeds from the credit facility to:

          o refinance outstanding loans and accrued interest under its previous credit facility with Coutts & Co. and Bankgesellschaft Berlin A.G.;

          o finance its production, acquisition, distribution and exploitation of feature length motion pictures, television programming, video product and rights; and

          o fund its working capital and other lawful corporate purposes.

Under the terms of the credit agreement, the Company borrows funds through loans evidenced by promissory notes. The loans are made available through a revolving line of credit which may be reduced, partially or in whole, at any time and is to be fully paid on June 20, 2005. The credit facility also provides for letters of credit to be issued from time to time upon the Company's request.

         The facility bears interest, as the Company may select, at rates based on either the LIBOR or a rate per annum equal to the greater of (a) the Prime Rate, (b) the Base CD Rate plus 1% and (c) the Federal Funds Effective Rate plus 1/2% (as these terms are defined in the credit agreement). In addition to an annual management fee, there is a commitment fee of 1/2 of 1% per year on the average daily amount by which the lender's commitment, as such commitment may be reduced in accordance with the credit agreement, exceeds the sum of the principal balance of such lender's outstanding loans plus a pro rata share of the total face amount of letters of credit issued to the Company. The Company also is required to pay certain up-front fees based on the total amount of commitments made by each lender under the agreement.

         Under the credit agreement, which is secured by substantially all of the assets of the Company and its domestic subsidiaries, the Company is required to:

          o         provide quarterly and yearly financial reports to the banks;

          o maintain insurance through financially sound and reputable insurers on all of the pledged assets of the Company and its domestic subsidiaries that are insurable;

          o obtain written approval from the banks prior to making or incurring any obligation to make capital expenditures during any fiscal year in excess of $500,000;

          o obtain written approval from the banks prior to beginning production or entering into any agreement to co-finance or acquire any right to a motion picture, film or video tape produced for theatrical, non-theatrical or television release in excess of $3,000,000;

          o obtain written approval from the banks prior to entering into any major distribution agreements; and

          o maintain certain consolidated net worth and liquidity ratios.

The credit agreement also restricts the creation or incurrence of indebtedness and the issuance of additional securities. Events of default under the credit agreement include, among other things:

          o         a change of control;

          o the failure, in some situations, of Christopher Cooney, Robert B. Little or William Lischak to serve as a director or be employed in the capacity set out in his respective employment agreement;

          o the failure to make a payment of any principal or interest when due, and the failure is not cured within three days; and

          o any final judgment for the payment of money in excess of $250,000 that is entered against the Company or its domestic subsidiaries and that remains outstanding for a period of 30 consecutive days without being discharged, stayed or bonded in full.

         In connection with the Purchase Agreement with Rosemary discussed below, the Company entered into a note and debt contribution agreement with Robert B. Little and Ellen Dinerman Little (collectively, the "Littles"). Pursuant to the agreement, the Littles forgave:

          o $1,469,037 of aggregate outstanding principal amount and $480,709 of accrued but unpaid interest on a note issued to the Littles as part of the consideration given relating to the merger of the Company and Overseas Filmgroup, Inc. in October 1996;

          o $78,101 of accrued and unpaid interest on loans in the aggregate principal amount of $400,000 ("P&A Loans") made by the Littles to the Company in December 1997 and February 1998, which were used to provide a portion of the funds required by the Company for the print and advertising costs associated with the domestic theatrical release of MRS. DALLOWAY; and

          o         $125,131 of accrued salaries that the Company owed to them.

The Littles also contributed $130,000 in cash and 1,588,812 of their shares of the Company's common stock to the Company's capital and the Company repaid the
Littles:

          o $135,476 for various reimbursable expenses as provided in their employment agreements with the Company;

          o $130,000 of the remaining principal balance on the note issued in connection with the October 1996 merger;

          o $400,000 representing the aggregate principal amount owed by the Company to the Littles under the P&A Loans;

          o         $564,524 of accrued salaries; and

          o $200,000 representing the amount owed by the Company to the Littles under the tax reimbursement agreement between the Company and the Littles entered into in connection with the merger in October 1996.

         At September 30, 2000, the Company had cash and cash equivalents of $893,685 compared to cash and cash equivalents of $270,031 as of December 31, 1999. Additionally, at September 30, 2000, the Company had restricted cash of $21,667 held by its primary lender, to be applied against its credit facility. The restricted cash balance as of December 31, 1999 was $88,176.

          Additionally, as of September 30, 2000, the Company had sold all 17,454 shares of Yahoo!, Inc. common stock that it received as part of a share-for-share exchange with broadcast.com, which was subsequently acquired by Yahoo!, Inc. Under the terms of the share-for-share agreement, the Company's Yahoo!, Inc. shares could not be sold, transferred, assigned, pledged, hypothecated, or otherwise disposed of on or before July 18, 2000. Similarly, the 562,527 shares of the Company's common stock issued to broadcast.com, which is now held by Yahoo!, Inc., are unregistered shares and were restricted for a similar one year period. On July 19, 2000, the Company sold 8,727 shares of the Yahoo!, Inc. common stock for approximately $1,164,000 and on September 26, 2000, the Company sold the remaining 8,727 shares of the Yahoo!, Inc. common stock for approximately $891,800.

         As of September 30, 2000, the Company also had deferred revenue relating to distribution commitments and guarantees from sub-distributors of approximately $795,000.

         In 1999, the Company acquired rights to thirteen films and First Look Pictures released two films. During the nine months ended September 30, 2000, the Company acquired rights to eleven films and First Look Pictures broadened the release of one picture initially released in December 1999. During the next twelve months, the Company currently intends to acquire rights to and distribute or act as sales agent with respect to approximately ten to fifteen films, including two to six First Look Pictures releases. This total is exclusive of films where the Company acquires primarily re-issue rights. The credit agreement with Chase requires the consent of the banks prior to the Company entering into any new rights acquisitions in excess of $3,000,000. Therefore, the Company's ability to achieve these goals will depend on its ability to find opportunities that fit within these parameters or the banks' willingness to permit the Company to enter these types of acquisitions and commitments. There can be no assurance that pre-sales, co-production funds, gap financing and third party equity will be available in the future. As a result of the foregoing, and because the motion picture business and the Company's operations are subject to numerous additional uncertainties, there can be no assurance that the Company's acquisition, financing and distribution goals will be achieved.

         The Company has actively sought to obtain additional equity capital. In June 2000, the Company sold to Rosemary:

          o         5,097,413 shares of common stock;

          o 904,971 shares of Series A preferred stock, each share of which is convertible into two shares of common stock; and

          o warrants to purchase up to 2,313,810 shares of common stock at an exercise price of $3.40 per share, exercisable until June 19, 2005.

for a cash purchase price of $17,000,000. The preferred stock votes with the common stock on an as-converted basis. The Company also issued warrants to purchase an aggregate of 675,000 shares of common stock to various people and entities in consideration for their services rendered in connection with the transactions contemplated by the Securities Purchase. These warrants are identical to the warrants issued to Rosemary.

         The Company believes that its existing capital, funds from operations and other available sources of capital will be sufficient to enable the Company to fund its presently planned acquisition, distribution and overhead expenditures for the next twelve months.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK



                                               Expected Maturity Date
                                               ----------------------
                                                     (000's)

                                 2000       2001      2002   2003    2004    Thereafter
                                 ----       ----      ----   ----    ----    ----------
        Liabilities

Variable Rate:
Notes Payable                   $75,000  $  644,218                          $ 5,500,000
    Average Interest Rate        10.33%      10.33%      0     0       0           10.5%


PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         The Company is engaged in legal proceedings incidental to its normal business activities. In the opinion of management, none of these proceedings are material in relation to the Company's financial position.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         During the three months ended September 30, 2000, the Company did not make any sales of unregistered securities.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         On November 15, 2000, the Company held its annual meeting of stockholders, at which the Company's stockholders considered (i) the election of directors, (ii) the approval of an amendment to the Company's Restated Certificate of incorporation to change the Company's name to First Look Media, Inc., (iii) the approval of an amendment to the Company's Restated Certificate of Incorporation to increase the number of authorized shares of common stock and preferred stock from 27,000,000 shares of capital stock, consisting of 25,000,000 shares of common stock and 2,000,000 shares of preferred stock, to 60,000,000 shares of capital stock, consisting of 50,000,000 shares of common stock and 10,000,000 shares of preferred stock and (iv) the approval of the Company's 2000 Performance Equity Plan ("2000 Plan"). Stockholders voted to elect Robert B. Little, Stephen K. Bannon and Christopher J. Cooney to serve as Class II directors for a three-year term until their successors are elected and qualified. 10,794,973 shares were voted for and 1,600 shares were withheld in each of Messrs. Little, Bannon and Cooney's election. With respect to approval of the amendment to the Restated Certificate of Incorporation to change the Company's name to First Look Media, Inc., 10,794,973 shares were voted for, 1,600 shares were voted against and 0 shares abstained from voting. With respect to approval of the amendment to the Restated Certificate of Incorporation to increase the number of authorized shares of common stock and preferred stock, 9,488,471 shares were voted for, 103,900 shares were voted against, 0 shares abstained from voting and 1,204,202 shares were not voted. With respect to the approval of the 2000 Plan, 9,488,471 shares were voted for, 6,400 shares were voted against, 97,500 shares abstained and 1,204,202 shares were not voted.

ITEM 5.  OTHER INFORMATION

         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

27       Financial Data Schedule (9/30/00)

(b)      Reports on Form 8-K

                  None

                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



November 20, 2000


                                                  OVERSEAS FILMGROUP, INC.



                                                   By:  /s/ William F. Lischak
                                                        ----------------------
                                                        William F. Lischak
                                                        Chief Financial Officer,
                                                        Chief Operating Officer
                                                           and Secretary

                                  EXHIBIT INDEX

Exhibit Number    Description
--------------    -----------

27                Financial Data Schedule (9/30/00)